Form 10-Q
period 2021-09-30
Oxbridge Acquisition Corp.
filed 2021-11-15
CIK 1861622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, there were 11,615,000 of the Company’s Class A ordinary shares, par value $0.0001, and 2,875,000 of the Company’s Class B ordinary shares, par value $0.0001, issued and outstanding.

OXBRIDGE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

OXBRIDGE ACQUISITION CORP.

CONDENSED BALANCE SHEET

(UNAUDITED)

September 30, 2021
(unaudited)
Assets
Current assets
Cash	$656,562
Accrued interest	109
Prepaid expenses	400
Total current assets	657,071
Cash held in Trust Account	116,725,000
Total Assets	$117,382,071

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$45,833
Accrued expenses	11,200
Total current liabilities	57,033
Deferred underwriting commissions	4,025,000
Derivative warrant liabilities	3,519,953
Total liabilities	7,601,986

Commitments and Contingencies
Class A ordinary shares; 10,323,161 shares subject to possible redemption at $10.15 per share	104,780,084

Shareholders’ Equity:
Preference shares, $0.0001 par value; 4,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 1,291,839 issued and outstanding (excluding 10,323,161 shares subject to possible redemption)	129
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 2,875,000 shares issued and outstanding	288
Additional paid-in capital, net of offering costs	4,942,715
Retained Earnings	56,869
Total shareholders’ equity	5,000,001
Total Liabilities and Shareholders’ Equity	$117,382,071

The accompanying notes are an integral part of these unaudited condensed financial statements.

OXBRIDGE ACQUISITION CORP.

CONDENSED STATEMENTS OF EARNINGS

(UNAUDITED)

		Period from
	Three Months	12-Apr-21
	Ended	(inception) through
	30-Sep-21	30-Sep-21
Expenses
Formation and administrative expenses	$(32,497)	$(35,874)
Loss from operations	(32,497)	(35,874)
Other income
Change in fair value of warrant liabilities	92,546	92,546
Interest income	197	197
Net income	$60,246	$56,869
Earnings per share:
Basic weighted average shares outstanding	14,490,000	14,490,000
Diluted weighted average shares outstanding	14,490,000	14,490,000
Basic and diluted net earnings per ordinary share	$0.004	$0.004

The accompanying notes are an integral part of these unaudited condensed financial statements.

OXBRIDGE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 12, 2021 (INCEPTION) TO SEPTEMBER 30, 2021

(UNAUDITED)

	Ordinary Shares				Additional	(Accumulated Deficit)	Total
	Class A		Class B		Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – April 12, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	2,875,000	288	24,712	-	25,000
Net loss	-	-	-	-	-	(3,377)	(3,377)
Balance - June 30, 2021 (unaudited)	-	-	2,875,000	$288	$24,712	$(3,377)	$21,623
Issuance of Class A ordinary shares (net of offering costs)	11,615,000	1,161	-	-	103,938,087	-	103,939,248
Issuance of private placement warrants	-	-	-	-	5,760,000	-	5,760,000
Class A Ordinary shares subject to possible redemption	(10,323,161)	(1,032)	-	-	(104,780,084)	-	(104,781,116)
Net income	-	-	-	-	-	60,246	60,246
Balance - September 30, 2021 (unaudited)	1,291,839	$129	2,875,000	$288	$4,942,715	$56,869	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

OXBRIDGE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 12, 2021 (INCEPTION) TO SEPTEMBER 30, 2021

(UNAUDITED)

For the period from
12-Apr-21
(inception) through
30-Sep-21

Cash flows from Operating Activities:
Net income	$56,869
Adjustments to reconcile net income to cash provided by operating activities
Change in fair value of warrant liabilities	(92,546)

Changes in operating assets and liabilities:
Accrued interest receivable	(109)
Prepaid expenses	(400)
Accounts payable	45,833
Accrued expenses	11,200
Net cash provided by operating activities	$20,847

Cash flows from Investing Activities:
Investment in Trust Account	(116,725,000)
Net cash used in investing activities	$(116,725,000)

Cash flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares	25,000
Proceeds from issuance of private placement warrants	5,760,000
Proceeds from issuance of units (net of offering costs)	111,575,715
Net cash provided by financing activities	$117,360,715

Net Change in Cash	656,562
Cash – Beginning of period	-
Cash – Ending of period	$656,562

Supplemental disclosure of non-cashflow information
Deferred underwriting commissions in connection with the initial public offering	4,025,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from April 12, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is OAC Sponsor Ltd., a Cayman Islands exempted company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 11, 2021. On August 16, 2021, the Company consummated its IPO of 10,000,000 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100,000,000 and incurring offering costs of approximately $6,624,000, inclusive of $3,500,000 in deferred underwriting commissions. The underwriters exercised the over-allotment option in full and on August 16, 2021, purchased an additional 1,500,000 units (the “Over-Allotment Units”), generating additional gross proceeds of $15,000,000 (the “Over-Allotment”), and incurring additional offering costs of $825,000, inclusive of $525,000 of deferred underwriting commissions (Note 5).

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

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 1—Description of Organization and Business Operations

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

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 1—Description of Organization and Business Operations, Continued

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

Liquidity and Capital Resources

As of September 30, 2021 the Company had cash of approximately $657,000 and a working capital of approximately $600,000 to satisfy the Company’s liquidity needs. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 1—Description of Organization and Business Operations, Continued

Liquidity and Capital Resources, Continued

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form S-1 which contains the initial audited financial statements and notes thereto for the period from April 12, 2021 (inception) to April 16, 2021 as filed with the SEC on July 19, 2021 and the Form 8-K as filed with the SEC on August 23, 2021. The interim results for the quarter ended September 30, 2021 and the period from April 12, 2021 (inception) to September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 2—Summary of Significant Accounting Policies, Continued

Emerging Growth Company, Continued

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021, the Company had approximately $656,000 of cash and cash equivalents.

Cash Held in Trust Account

As of September 30, 2021, the Company had $116,725,000 in cash held in trust account.

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

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 2—Summary of Significant Accounting Policies, Continued

Fair Value Measurements, Continued

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

The 17,260,000 warrants issued on August 16, 2021 in connection with the IPO and the Private Placement (including the 11,500,000 warrants included in the Units and the 5,760,000 Private Placement Warrants) are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company will recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants and the Private Placement Warrants are estimated using Black-Scholes option pricing model and are considered Level 3.

Class A Ordinary Shares Subject to Possible Redemption

As of September 30, 2021, there were 11,615,000 Class A ordinary shares issued or outstanding. The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and be subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, 10,323,161 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Earnings Per Ordinary Share

Earnings per share is computed by dividing earnings by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted earnings per share is the same as basic earnings per share for the periods presented.

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

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 2—Summary of Significant Accounting Policies, Continued

Income Taxes, Continued

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Note 3—Initial Public Offering

On August 16, 2021, the Company consummated its IPO of 10,000,000 Units at $10.00 per Unit, generating gross proceeds of $100,000,000 and incurring offering costs of approximately $6,624,000, inclusive of approximately $3,500,000 in deferred underwriting commissions. The underwriter was granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On August 16, 2021, the underwriters exercised the over-allotment option in full and, purchased an additional 1,500,000 Over-Allotment Units, generating additional gross proceeds of $15,000,000, and incurring additional offering costs of $825,000, inclusive of approximately $525,000 of deferred underwriting commissions.

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

Related Party Loans

On April 19, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was payable upon the earlier of September 30, 2021 or the completion of the Initial Public Offering. The loan amounted to $195,175 and was repaid upon the closing of the IPO out of offering proceeds not held in the Trust Account.

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 4—Related Party Transactions, Continued

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, other Initial Shareholder, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant. As of September 30, 2021, the Company did not have any agreements, accordingly there are no outstanding borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the effective date of the Company’s IPO, the Company agreed to pay its Sponsor a total of up to $10,000 per month, for up to 15 months, for office space, utilities, secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the quarter ended September 30, 2021 and the period from April 12, 2021 (inception) to September 30, 2021, the Company paid $20,000 to the Sponsor under the Administrative Services Agreement

Note 5—Commitments and Contingencies

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

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 5—Commitments and Contingencies, Continued

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

Note 6 – Derivative Warrant Liabilities

As of September 30, 2021, the Company had 11,500,000 Public Warrants and 5,760,000 Private Placement Warrants, outstanding.

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

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 6 – Derivative Warrant Liabilities, Continued

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

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 6 – Derivative Warrant Liabilities, Continued

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

The Company has accounted for the 17,260,000 warrants issued in connection with the Initial Public Offering (including 11,500,000 Public Warrants and 5,760,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company has classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of earnings. For the quarter ending September 30, 2021 and the period from April 12, 2021 (inception) to September 30, 2021, the Company recognized a change in fair value of $92,546.

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

The Company believes that the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40, and thus the warrants are not eligible for an exception from derivative accounting. The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classifies each warrant as a liability at its fair value and the warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined using Black-Scholes option pricing model. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of earnings. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 7 - Fair Value Measurements

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of the initial issuance date, September 30, 2021, by level within the fair value hierarchy:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
Description
Liabilities-
Derivative warrant liabilities	$-	$-	$3,519,953	$3,519,953

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period.

The Public Warrants issued in connection with the Public Offering and the Private Placement Warrants were initially and subsequently measured at fair value using a Black-Scholes option pricing model.

Inherent in a Black-Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on historical volatility of select peer company’s ordinary shares that matches the target industries. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The Company used the guidance in the SEC’s Staff Accounting Bulletin No. 107 to determine the estimated life of the warrants. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

At September 30, 2021

Exercise price	$11.50
Expected dividend yield	0%
Expected volatility	8.78%
Risk-free interest rate	0.53%
Expected life (in years)	3.17

Note 8—Shareholders’ Equity

Preference Shares—The Company is authorized to issue 4,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 11,615,000 Class A ordinary shares issued and outstanding.

Class B Ordinary Shares—The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At September 30, 2021, there were 2,875,000 Class B ordinary shares issued and outstanding. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by applicable law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the appointment of the Company’s directors prior to the initial Business Combination.

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

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Overview

We are a Cayman Islands exempted company incorporated on April 12, 2021, for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more target businesses (the “Business Combination”).

The Company’s sponsor is OAC Sponsor Ltd., a Cayman Islands exempted company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 11, 2021. On August 16, 2021, the Company consummated its IPO of 10,000,000 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100,000,000 and incurring offering costs of approximately $6,624,000, inclusive of $3,500,000 in deferred underwriting commissions. The underwriters exercised the over-allotment option in full and on August 16, 2021, purchased an additional 1,500,000 units (the “Over-Allotment Units”), generating additional gross proceeds of $15,000,000 (the “Over-Allotment”), and incurring additional offering costs of $825,000, inclusive of $525,000 of deferred underwriting commissions.

Substantially concurrently with the closing of the Initial Public Offering, we completed the private sale (the “Private Placement”) of 5,760,000 warrants to the Sponsor and Maxim Group LLC (“Maxim”), the underwriter in this offering, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $5,760,000.

Upon the closing of the Initial Public Offering and the Private Placement, $116,725,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO, including a portion of the proceeds from the Private Placement, was deposited in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, which may only be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations.

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

Liquidity and Capital Resources

As of September 30, 2021 the Company had cash of approximately $657,000 and a working capital of approximately $600,000 to satisfy the Company’s liquidity needs. Prior to the completion of our IPO, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares, the loan under an unsecured promissory note from the Sponsor of up to $300,000, of which approximately $195,000 was drawn upon and subsequently repaid after the IPO.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such working capital loans by our sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of September 30, 2021, there were no agreements, accordingly no amounts outstanding under any Working Capital Loans.

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

Results of Operations

As of September 30, 2021, we had not commenced any operations. All activity for the quarter ended September 30, 2021 and the period from April 12, 2021 (inception) through September 30, 2021 relates to our formation and the Initial Public Offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income and unrealized gains from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net income of approximately $60,000, which consisted of an approximately $32,000 in general and administrative expenses and approximately $93,000 change in fair value of warrant liabilities.

For the period from April 12, 2021 (inception) through to September 30, 2021, we had a net income of approximately $57,000, which consisted of an approximately $35,000 in general and administrative expenses and approximately $93,000 change in fair value of warrant liabilities.

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date that our securities are first listed, we agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our founding team. Upon completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. As of September 30, 2021, we have recognized and paid $20,000 under the Administrative Services Agreement, which is included within Formation and Administrative Expenses on the Statement of Earnings.

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

The 17,260,000 warrants issued on August 16, 2021 in connection with the IPO and the Private Placement (including the 11,500,000 warrants included in the Units and the 5,760,000 Private Placement Warrants) are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company will recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants and the Private Placement Warrants are estimated using Black-Scholes option pricing model and are considered Level 3.

Class A Ordinary Shares Subject to Possible Redemption

As of September 30, 2021, there were 11,615,000 Class A ordinary shares issued or outstanding. The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and be subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, 10,323,161 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Earnings Per Ordinary Share

Earnings per share is computed by dividing earnings by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted earnings per share is the same as basic earnings per share for the periods presented.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on September 30, 2021 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Oxbridge Acquisition Corp. (incorporated by reference to Exhibit 3.1 of Oxbridge Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 17, 2021).
4.1	Warrant Agreement, dated August 11, 2021, by and between Oxbridge Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of Oxbridge Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 17, 2021).
4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-1 filed with the SEC on July 30, 2021).
4.3	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-1 filed with the SEC on July 30, 2021).
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-1 filed with the SEC on July 30, 2021).
10.1	Letter Agreement, dated August 11, 2021, by and among Oxbridge Acquisition Corp., its executive officers, its directors, and OAC Sponsor Ltd. (incorporated by reference to Exhibit 10.1 of Oxbridge Acquisition Corp.’s Current Report on Form 8 K filed with the SEC on August 17, 2021).
10.2	Investment Management Trust Agreement, dated August 11, 2021, by and between Oxbridge Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 of Oxbridge Acquisition Corp.’s Current Report on Form 8 K filed with the SEC on August 17, 2021).
10.3	Registration Rights Agreement, dated August 11, 2021, by and among Oxbridge Acquisition Corp., OAC Sponsor Ltd. and Maxim Partners LLC (incorporated by reference to Exhibit 10.3 of Oxbridge Acquisition Corp.’s Current Report on Form 8 K filed with the SEC on August 17, 2021).
10.4	Private Placement Warrants Purchase Agreement, dated August 11, 2021, by and among Oxbridge Acquisition Corp., OAC Sponsor Ltd. and Maxim Partners LLC (incorporated by reference to Exhibit 10.4 of Oxbridge Acquisition Corp.’s Current Report on Form 8 K filed with the SEC on August 17, 2021).
10.5	Administrative Services Agreement, dated August 11, 2021, between Oxbridge Acquisition Corp. and OAC Sponsor Ltd. (incorporated by reference to Exhibit 10.5 of Oxbridge Acquisition Corp.’s Current Report on Form 8 K filed with the SEC on August 17, 2021
10.6	Indemnity Agreements, each dated as of August 11, 2021, by and between Oxbridge Acquisition Corp. and each of the officers and directors of Oxbridge Acquisition Corp (incorporated by reference to Exhibit 10.6 f Oxbridge Acquisition Corp.’s Quarterly Report on Form 10—Q filed with the SEC on September 27, 2021)
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2021	OXBRIDGE ACQUISITION CORP.

	By:	/s/ Wrendon Timothy
	Name:	Wrendon Timothy
	Title:	Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

