Form 10-Q
period 2022-06-30
Oxbridge Acquisition Corp.
filed 2022-08-15
CIK 1861622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, there were 11,615,000 of the Company’s Class A ordinary shares, par value $0.0001, and 2,875,000 of the Company’s Class B ordinary shares, par value $0.0001, issued and outstanding.

OXBRIDGE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

OXBRIDGE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets
Cash	$418,967	$614,395
Prepaid expenses and other receivables	62,281	81
Total current assets	481,248	614,476
Cash held in Trust Account	116,725,000	116,725,000
Total Assets	$117,206,248	$117,339,476

Liabilities and Shareholders’ Equity
Accrued expenses	14,144	18,000
Total current liabilities	14,144	18,000
Deferred underwriting commissions	4,025,000	4,025,000
Derivative liabilities	4,076,727	7,069,300
Total liabilities	8,115,871	11,112,300

Commitments and Contingencies
Class A ordinary shares; 10,255,209 and 9,973,121 shares subject to possible redemption at $10.15 per share	104,090,376	101,227,175

Shareholders’ Equity:
Preference shares, $0.0001 par value; 4,000,000 shares authorized; none issued and outstanding	-	-

Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 1,359,791 and 1,641,879 issued and outstanding (excluding 10,255,209 and 9,973,121 shares subject to possible redemption)	136	164
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital, net of offering costs	5,678,249	8,541,422
Accumulated deficit	(678,672)	(3,541,873)
Total shareholders’ equity	5,000,001	5,000,001
Total Liabilities and Shareholders’ Equity	$117,206,248	$117,339,476

The accompanying notes are an integral part of these unaudited condensed financial statements.

OXBRIDGE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Six Months
	Ended	Ended
	June 30, 2022	June 30, 2022
Expenses
General and administrative expenses	$(73,811)	$(129,970)
Loss from operations	(73,811)	(129,970)
Change in fair value of warrant liabilities	(428,067)	2,992,573
Other income
Interest earned	377	598
Net (loss) income	$(501,501)	$2,863,201
Earnings per share:
Basic weighted average shares outstanding	14,490,000	14,490,000
Diluted weighted average shares outstanding	14,490,000	14,490,000
Basic and diluted net (loss) / earnings per ordinary share	$(0.035)	$0.198

The accompanying notes are an integral part of these unaudited condensed financial statements.

OXBRIDGE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2021	1,641,879	$164	2,875,000	$288	$8,541,422	$(3,541,873)	$5,000,001
Change in Class A Ordinary shares subject to possible redemption	(331,497)	(33)	-	-	(3,364,669)	-	(3,364,702)
Net income	-	-	-	-	-	3,364,702	3,364,702
Balance - March 31, 2022	1,310,382	$131	2,875,000	$288	$5,176,753	$(177,171)	$5,000,001
Change in Class A Ordinary shares subject to possible redemption	49,409	5	-	-	501,496		501,501
Net loss	-	-	-	-		(501,501)	(501,501)
Balance - June 30, 2022	1,359,791	$136	2,875,000	$288	$5,678,249	$(678,672)	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

OXBRIDGE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

Six months
ended
June 30, 2022

Cash flows from Operating Activities:
Net income	$2,863,201
Adjustments to reconcile net income to cash used in operating activities
Change in fair value of warrant liabilities	(2,992,573)

Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(62,200)
Accrued expenses	(3,856)
Net cash used in operating activities	$(195,428)

Net Change in Cash	(195,428)
Cash – Beginning of period	614,395
Cash – Ending of period	$418,967

The accompanying notes are an integral part of these unaudited condensed financial statements.

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from April 12, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”) described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

Liquidity and Capital Resources

As of June 30, 2022 the Company had cash of approximately $419,000 and a working capital of approximately $467,000 to satisfy the Company’s liquidity needs. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Note 1—Description of Organization and Business Operations (continued)

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form S-1 which contains the initial audited financial statements and notes thereto for the period from April 12, 2021 (inception) to April 16, 2021 as filed with the SEC on July 19, 2021 and the Form 10-K as filed with the SEC on March 30, 2022. The interim results for the three and six-month period ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

JUNE 30, 2022

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022, the Company had approximately $419,000 of cash and cash equivalents.

Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which exceeds the Federal Depository Insurance Company coverage of $250,000. The Company has not experienced losses on these accounts.

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

JUNE 30, 2022

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

The 17,260,000 warrants issued on August 16, 2021 in connection with the IPO and the Private Placement (including the 11,500,000 warrants included in the Units and the 5,760,000 Private Placement Warrants) are recognized as derivative liabilities in accordance with ASC 815. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Modified Black-Scholes option pricing model and subsequently, the fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants beginning from December 31, 2021, and through to June 30, 2022. The fair value of the Private Warrants has been estimated initially and subsequently, as of June 30, 2022, using a Modified Black-Scholes option pricing model. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly.

Class A Ordinary Shares Subject to Possible Redemption

As of June 30, 2022, there were 11,615,000 Class A ordinary shares issued or outstanding. The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and be subject to occurrence of uncertain future events. Accordingly, at June 30, 2022, 10,255,209 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

(Loss)/ Earnings Per Ordinary Share

(Loss)/ Earnings per share is computed by dividing (loss)/ earnings by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company due to the sum of the proceeds exceeding the average market price of the Company’s ordinary share during the periods presented. As a result, diluted earnings per share is the same as basic earnings per share for the periods presented.

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

JUNE 30, 2022

(Unaudited)

Note 2—Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

JUNE 30, 2022

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

JUNE 30, 2022

(Unaudited)

Note 4—Related Party Transactions (continued)

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, other Initial Shareholder, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant. As of June 30, 2022, the Company did not have any outstanding borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the effective date of the Company’s IPO, the Company agreed to pay its Sponsor a total of up to $10,000 per month, for up to 15 months, for office space, utilities, secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six-month periods ended June 30, 2022, the Company recorded expenses of $30,000 and $60,000, respectively, to the Sponsor under the Administrative Services Agreement.

Included within “Prepaid expenses and other receivables” on the balance sheets is a balance of $30,000 thousand representing prepaid administrative fees due under the Administrative Services Agreement.

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

JUNE 30, 2022

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of this report and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of this Quarterly Report on Form 10-Q.

Note 6 – Derivative Warrant Liabilities

As of June 30, 2022, the Company had 11,500,000 Public Warrants and 5,760,000 Private Placement Warrants, outstanding.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

The Company has accounted for the 17,260,000 warrants issued in connection with the Initial Public Offering (including 11,500,000 Public Warrants and 5,760,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company has classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. For the three and six-month period ending June 30, 2022 the Company recognized a (loss) / gain on revaluation of ($0.43 million) and $3.0 million, respectively.

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

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Note 7 - Fair Value Measurements

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

	Fair Value Measurements Using
At June 30, 2022	(Level 1)	(Level 2)	(Level 3)	Total
Description
Liabilities:
Warrant liabilities - public warrants	$1,265,000	$-	$-	$1,265,000
Warrant liabilities - private warrants	-	-	2,811,727	2,811,727
Total	$1,265,000	$-	$2,811,727	$4,076,727

	Fair Value Measurements Using
At December 31, 2021	(Level 1)	(Level 2)	(Level 3)	Total
Description
Liabilities:
Warrant liabilities-public warrants	4,655,200	-	-	$4,655,200
Warrant liabilities-private warrants	-	-	2,414,100	2,414,101
Total	$4,655,200	$-	$2,414,100	$7,069,301

The Public Warrants issued in connection with the Public Offering and the Private Placement Warrants were initially and subsequently measured at fair value using a Modified Black-Scholes option pricing model. The subsequent measurement of the Public Warrants as of December 31, 2021, and June 30, 2022, are classified as Level 1 due to the use of an observable market quote in an active market.

The Company utilizes a Modified Black-Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement Warrant liability is determined using Level 3 inputs. Inherent in the Modified Black-Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on historical volatility of select peer company’s ordinary shares that matches the target industries. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The Company used the final extension date deadline of May 16, 2023 to determine the estimated life of the warrants. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the three months ended June 30, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	At June 30, 2022	At December 31, 2021

Share price	$10.02	$9.90
Exercise price	$11.5	$11.5
Expected dividend yield	0%	0%
Expected volatility	24.00%	24.00%
Risk-free interest rate	2.80%	0.54%
Expected life (in years)	0.92	0.98

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Note 7 - Fair Value Measurements (continued)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

	Private	Public	Warrant
	Placement	Warrants	Liabilities
	Warrants
Fair value of Level 3 warrants at January 1, 2022	$2,414,100	$-	$2,414,100
Change in valuation inputs or other assumptions	397,627	-	397,627
Fair value of Level 3 warrants at June 30, 2022	$2,811,727	$-	$2,811,727

The following table presents the changes in the fair value of warrant liabilities:

	Private		Total
	Placement	Public	Warrant
	Warrants	Warrants	Liabilities

Fair value as of January 1, 2022	$2,414,100	$4,655,200	$7,069,300
Change in valuation inputs or other assumptions	397,627	(3,390,200)	(2,992,573)
Fair value as of June 30, 2022	$2,811,727	$1,265,000	$4,076,727

Note 8—Shareholders’ Equity

Preference Shares—The Company is authorized to issue 4,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022, there were 11,615,000 Class A ordinary shares outstanding.

Class B Ordinary Shares—The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At June 30, 2022, there were 2,875,000 Class B ordinary shares issued and outstanding. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by applicable law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the appointment of the Company’s directors prior to the initial Business Combination.

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

Liquidity and Capital Resources

As of June 30, 2022 the Company had cash of approximately $419,000 and a working capital of approximately $467,000 to satisfy the Company’s liquidity needs.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such working capital loans by our sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of this report and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of this Quarterly Report on Form 10-Q.

Results of Operations

As of June 30, 2022, we had not commenced any operations. All activity for the quarter and six months ended June 30, 2022 and the period from April 12, 2021 (inception) through June 30, 2022 relates to our formation and the Initial Public Offering, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income and unrealized gains from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of approximately $501 thousand, which consisted of an approximately $73,000 in general and administrative expenses and approximately $428 thousand loss on warrant liability revaluation.

For the six months ended June 30, 2022, we had a net income of approximately $2.86 million, which consisted of an approximately $130,000 in general and administrative expenses and approximately $3 million gain on warrant liability revaluation.

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date that our securities are first listed, we agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our founding team. Upon completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. For the three and six-month periods ended June 30, 202, the Company recorded expenses of $30,000 and $60,000, respectively, to the Sponsor under the Administrative Agreement.

Included with ‘Prepaid expenses and other receivables’ on the balance sheet is a balance of $30,000 representing prepaid administrative fees due under the Administrative Agreement,

Registration Rights

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

Included within “Prepaid expenses and other receivables” on the balance sheets is a balance of $30,000 thousand representing prepaid administrative fees due under the Administrative Services Agreement

Critical Accounting Policies

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

The 17,260,000 warrants issued on August 16, 2021 in connection with the IPO and the Private Placement (including the 11,500,000 warrants included in the Units and the 5,760,000 Private Placement Warrants) are recognized as derivative liabilities in accordance with ASC 815. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Modified Black-Scholes option pricing model simulation model and subsequently, the fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants as beginning on December 31, 2021 and through to June 30, 2022. The fair value of the Private Warrants has been estimated initially and subsequently, as of June 30, 2022, using a Modified Black-Scholes option pricing model. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

As of June 30, 2022, there were 11,615,000 Class A ordinary shares issued or outstanding. The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and be subject to occurrence of uncertain future events. Accordingly, at June 30, 2022, 10,255,209 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

(Loss)/ Earnings Per Ordinary Share

(Loss)/ Earnings per share is computed by dividing earnings by the weighted average number of ordinary shares outstanding during the period. At June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company due to the sum of the proceeds exceeding the average market price of the Company’s ordinary share during the periods presented. As a result, diluted (Loss) / earnings per share is the same as basic earnings per share for the period presented.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on June 30, 2022 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 15, 2022	OXBRIDGE ACQUISITION CORP.

	By:	/s/ Wrendon Timothy
	Name:	Wrendon Timothy
	Title:	Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

