Form 10-Q
period 2022-09-30
Oxbridge Acquisition Corp.
filed 2022-11-14
CIK 1861622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 11,615,000 of the Company’s Class A ordinary shares, par value $0.0001, and 2,875,000 of the Company’s Class B ordinary shares, par value $0.0001, issued and outstanding.

OXBRIDGE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
Condensed Statements of Earnings for the Three Months Ended September 30, 2022 and 2021, Nine Months Ended September 30, 2022 and the Period from April 12, 2021 (Inception) through September 30, 2021 (unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity for the Three Months Ended September 30, 2022 and 2021, Nine Months Ended September 30, 2022 and the Period from April 12, 2021 (Inception) through September 30, 2021 (unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and the Period from April 12, 2021 (Inception) through September 30, 2021 (unaudited)	4
Notes to Condensed Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item 4. Controls and Procedures	23
Part II. Other Information	24
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safely Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	25
Part III. Signatures	26

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

OXBRIDGE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets
Cash	$278,971	$614,395
Prepaid expenses and other receivables	16,642	81
Total current assets	295,613	614,476
Marketable securities held in Trust Account	117,217,134	116,725,000
Total Assets	$117,512,747	$117,339,476

Liabilities and Shareholders’ Equity
Accrued expenses	14,545	18,000
Total current liabilities	14,545	18,000
Deferred underwriting commissions	4,025,000	4,025,000
Derivative liabilities	3,603,071	7,069,300
Total liabilities	7,642,616	11,112,300

Commitments and Contingencies
Class A ordinary shares; 10,332,033 (2021: 9,973,121) shares subject to possible redemption at $10.15 per share	104,870,130	101,227,175

Shareholders’ Equity:
Preference shares, $0.0001 par value; 4,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 1,282,967 (2021:1,641,879) issued and outstanding (excluding 10,332,033 (2021: 9,973,121) shares subject to possible redemption)	128	164
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital, net of offering costs	4,898,504	8,541,422
Retained Earnings/(Accumulated deficit)	101,081	(3,541,873)
Total shareholders’ equity	5,000,001	5,000,001
Total Liabilities and Shareholders’ Equity	$117,512,747	$117,339,476

The accompanying notes are an integral part of these unaudited condensed financial statements.

OXBRIDGE ACQUISITION CORP.

CONDENSED STATEMENTS OF EARNINGS

(UNAUDITED)

	Three Months Ended		Nine Months Ended	For the Period from April 12,2021 (inception) through
	September 30,		September 30,	September 30,
	2022	2021	2022	2021
Expenses
General and administrative expenses	$(187,537)	$(32,497)	$(317,507)	$(35,874)
Loss from operations	(187,537)	(32,497)	(317,507)	(35,874)
Change in fair value of warrant liabilities	473,656	92,546	3,466,229	92,546
Other income
Interest earned on marketable securities held in trust account	493,634	197	494,232	197
Net income	$779,753	$60,246	$3,642,954	$56,869
Earnings per share:
Basic weighted average shares outstanding	14,490,000	14,490,000	14,490,000	14,490,000
Diluted weighted average shares outstanding	14,490,000	14,490,000	14,490,000	14,490,000
Basic and diluted net earnings per ordinary share	$0.054	$0.004	$0.251	$0.004

The accompanying notes are an integral part of these unaudited condensed financial statements.

OXBRIDGE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

	Ordinary Shares				Additional	(Accumulated	Total
	Class A		Class B		Paid-in	Deficit) Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – April 12, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	2,875,000	288	24,712	-	25,000
Net loss	-	-	-	-	-	(3,377)	(3,377)
Balance - June 30, 2021 (unaudited)	-	-	2,875,000	$288	$24,712	$(3,377)	$21,623
Issuance of Class A ordinary shares (net of offering costs)	11,615,000	1,161	-	-	103,938,087	-	103,939,248
Issuance of private placement warrants	-	-	-	-	5,760,000	-	5,760,000
Class A Ordinary shares subject to possible redemption	(10,323,161)	(1,032)	-	-	(104,780,084)	-	(104,781,116)
Net income	-	-	-	-	-	60,246	60,246
Balance - September 30, 2021 (unaudited)	1,291,839	$129	2,875,000	$288	$4,942,715	$56,869	$5,000,001

Balance - December 31, 2021	1,641,879	$164	2,875,000	$288	$8,541,422	$(3,541,873)	$5,000,001
Change in Class A Ordinary shares subject to possible redemption	(331,497)	(33)	-	-	(3,364,669)	-	(3,364,702)
Net income	-	-	-	-	-	3,364,702	3,364,702
Balance - March 31, 2022	1,310,382	$131	2,875,000	$288	$5,176,753	$(177,171)	$5,000,001
Change in Class A Ordinary shares subject to possible redemption	49,409	5	-	-	501,496	-	501,501
Net loss	-	-	-	-		(501,501)	(501,501)
Balance - June 30, 2022	1,359,791	$136	2,875,000	$288	$5,678,249	$(678,672)	$5,000,001
Change in Class A Ordinary shares subject to possible redemption	(76,824)	(8)	-	-	(779,745)	-	(779,753)
Net income	-	-	-	-	-	779,753	779,753
Balance - September 30, 2022	1,282,967	$128	2,875,000	$288	$4,898,504	$101,081	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

OXBRIDGE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

	Nine months ended September 30, 2022	For the Period from April 12, 2021 (inception) through September 30, 2021

Cash flows from Operating Activities:
Net income	$3,642,954	56,869
Adjustments to reconcile net income to cash used in operating activities
Change in fair value of warrant liabilities	(3,466,229)	(92,546)
Income earned on marketable securities held in Trust Account	(492,133)	-

Changes in operating assets and liabilities:
Accrued interest receivable	-	(109)
Prepaid expenses and other receivables	(16,561)	(400)
Accounts Payable	-	45,833
Accrued expenses	(3,455)	11,200
Net (cash used)/ provided by in operating activities	$(335,424)	20,847

Cash flows from Investing Activities:
Investment in Trust Account	-	(116,725,000)
Net cash used in investing activities	$-	(116,725,000)

Cash flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares	-	25,000
Proceeds from issuance of private placement warrants	-	5,760,000
Proceeds from issuance of units (net of offering costs)	-	111,575,715
Net cash provided by financing activities	$-	117,360,715

Net Change in Cash	(335,424)	656,562
Cash – Beginning of period	614,395	-
Cash – Ending of period	$278,971	656,562

Supplemental disclosure of non-cashflow information
Deferred underwriting commissions in connection with the initial public offering	-	4,025,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from April 12, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”) described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on marketable securities from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is OAC Sponsor Ltd., a Cayman Islands exempted company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 11, 2021. On August 16, 2021, the Company consummated its IPO of 10,000,000 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100,000,000 and incurring offering costs of approximately $6,624,000, inclusive of $3,500,000 in deferred underwriting commissions. The underwriter exercised the over-allotment option in full and on August 16, 2021, purchased an additional 1,500,000 units (the “Over-Allotment Units”), generating additional gross proceeds of $15,000,000 (the “Over-Allotment”), and incurring additional offering costs of $825,000, inclusive of $525,000 of deferred underwriting commissions (Note 5).

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

SEPTEMBER 30, 2022

(Unaudited)

Note 1—Description of Organization and Business Operations (continued)

The Company will provide the holders (the “Public Shareholders”) of its Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.15 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. These Public Shares have been classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the business combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholder (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the Initial Shareholder have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Company’s Sponsor (the “Initial Shareholder”) officers and directors have agreed not to propose an amendment to Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to allow redemption in connection with our initial business combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination by November 16, 2022 (or up to August 16, 2023 if the Company extends the period of time to consummate a business combination, as described in more detail in the prospectus for the IPO) (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The Initial Shareholder, officers and directors have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholder or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. Maxim have agreed to waive their rights to its deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.15 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2022 the Company had cash of approximately $279,000 and a working capital of approximately $281,000 to satisfy the Company’s liquidity needs. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form S-1 which contains the initial audited financial statements and notes thereto for the period from April 12, 2021 (inception) to April 16, 2021 as filed with the SEC on July 19, 2021 and the Form 10-K as filed with the SEC on March 30, 2022. The interim results for the three and nine-month period ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

SEPTEMBER 30, 2022

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

Material estimate that is particularly susceptible to significant change in the near-term relate to the fair value of the derivative liabilities. Although considerable variability is likely to be inherent in this estimate, management believes that the amounts provided are reasonable. This estimate is continually reviewed and adjusted if necessary. Such adjustment is reflected in current operations.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022, the Company had approximately $279,000 of cash and cash equivalents.

Marketable Securities Held in Trust Account

At September 30, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of earnings. The estimated fair values of investments held in Trust Account are determined using available market information.

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

SEPTEMBER 30, 2022

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

The 17,260,000 warrants issued on August 16, 2021 in connection with the IPO and the Private Placement (including the 11,500,000 warrants included in the Units and the 5,760,000 Private Placement Warrants) are recognized as derivative liabilities in accordance with ASC 815. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Modified Black-Scholes option pricing model and subsequently, the fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants beginning from December 31, 2021, and through to September 30, 2022. The fair value of the Private Warrants has been estimated initially and subsequently, as of September 30, 2022, using a Modified Black-Scholes option pricing model. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly.

Class A Ordinary Shares Subject to Possible Redemption

As of September 30, 2022, there were 11,615,000 Class A ordinary shares issued or outstanding. The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and be subject to occurrence of uncertain future events. Accordingly, at September 30, 2022, 10,332,033 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Earnings Per Ordinary Share

Earnings per share is computed by dividing earnings by the weighted average number of ordinary shares outstanding during the period. At September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company due to the sum of the proceeds exceeding the average market price of the Company’s ordinary share during the periods presented. As a result, diluted earnings per share is the same as basic earnings per share for the periods presented.

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

SEPTEMBER 30, 2022

(Unaudited)

Note 2—Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Note 3—Initial Public Offering

On August 16, 2021, the Company consummated its IPO of 10,000,000 Units at $10.00 per Unit, generating gross proceeds of $100,000,000 and incurring offering costs of approximately $6,624,000, inclusive of approximately $3,500,000 in deferred underwriting commissions. The underwriter was granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On August 16, 2021, Maxim exercised the over-allotment option in full and, purchased an additional 1,500,000 Over-Allotment Units, generating additional gross proceeds of $15,000,000, and incurring additional offering costs of $825,000, inclusive of approximately $525,000 of deferred underwriting commissions.

Each Unit consists of one Class A ordinary share, and one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

(Unaudited)

Note 4—Related Party Transactions (continued)

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, other Initial Shareholder, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant. As of September 30, 2022, the Company did not have any outstanding borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the effective date of the Company’s IPO, the Company agreed to pay its Sponsor a total of up to $10,000 per month, for up to 15 months, for office space, utilities, secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine-month periods ended September 30, 2022, the Company recorded expenses of $30,000 and $90,000, respectively, to the Sponsor under the Administrative Services Agreement.

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

SEPTEMBER 30, 2022

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

Note 6 – Derivative Warrant Liabilities

As of September 30, 2022, the Company had 11,500,000 Public Warrants and 5,760,000 Private Placement Warrants, outstanding.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

The Company has accounted for the 17,260,000 warrants issued in connection with the Initial Public Offering (including 11,500,000 Public Warrants and 5,760,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company has classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. For the three and -month period ending September 30, 2022 the Company recognized a (loss) / gain on revaluation of approximately ($0.5 million) and $3.5 million, respectively.

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

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Note 7 - Fair Value Measurements

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

	Fair Value Measurements Using
At September 30, 2022	(Level 1)	(Level 2)	(Level 3)	Total
Description
Liabilities:
Warrant liabilities - public warrants	$461,149	$-	$-	461,149
Warrant liabilities - private warrants	$-	$-	$3,141,922	3,141,922
Total	$461,149	$-	$3,141,922	$3,603,071

	Fair Value Measurements Using
At December 31, 2021	(Level 1)	(Level 2)	(Level 3)	Total
Description
Liabilities:
Warrant liabilities - public warrants	4,655,200	-	-	$4,655,200
Warrant liabilities - private warrants	-	-	2,414,101	2,414,101
Total	$4,655,200	$-	$2,414,101	$7,069,301

The Public Warrants issued in connection with the Public Offering and the Private Placement Warrants were initially and subsequently measured at fair value using a Modified Black-Scholes option pricing model. The subsequent measurement of the Public Warrants as of December 31, 2021, and September 30, 2022, are classified as Level 1 due to the use of an observable market quote in an active market.

The Company utilizes a Modified Black-Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of earnings. The estimated fair value of the Private Placement Warrant liability is determined using Level 3 inputs. Inherent in the Modified Black-Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on historical volatility of select peer company’s ordinary shares that matches the target industries. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The Company used the modified extension date deadline of August 16, 2023, as disclosed in Note 9, to determine the estimated life of the warrants. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the three and nine months ended September 30, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	At September 30, 2022	At December 31, 2021

Share price	$10.08	$9.90
Exercise price	$11.5	$11.5
Expected dividend yield	0%	0%
Expected volatility	24.00%	24.00%
Risk-free interest rate	4.05%	0.54%
Expected life (in years)	0.92	0.98

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Note 7 - Fair Value Measurements (continued)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

	Private	Public	Warrant
	Placement	Warrants	Liabilities
	Warrants
Fair value of Level 3 warrants at January 1, 2022	$2,414,100	$-	$2,414,100
Change in valuation inputs or other assumptions	727,822	-	727,822
Fair value of Level 3 warrants at September 30, 2022	$3,141,922	$-	$3,141,922

The following table presents the changes in the fair value of warrant liabilities:

	Private		Total
	Placement	Public	Warrant
	Warrants	Warrants	Liabilities

Fair value as of January 1, 2022	$2,414,100	$4,655,200	$7,069,300
Change in valuation inputs or other assumptions	727,822	(4,194,051)	(3,466,229)
Fair value as of September 30, 2022	$3,141,922	$461,149	$3,603,071

Note 8—Shareholders’ Equity

Preference Shares—The Company is authorized to issue 4,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022, there were 11,615,000 Class A ordinary shares outstanding.

Class B Ordinary Shares—The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At September 30, 2022, there were 2,875,000 Class B ordinary shares issued and outstanding. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by applicable law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the appointment of the Company’s directors prior to the initial Business Combination.

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

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except for as disclosed below.

On November 9, 2022, the Company held an extraordinary general meeting (the “EGM”) of shareholders. At the EGM, the Company’s shareholders were presented the proposal to extend the date by which the Company must consummate a business combination from November 16, 2022 to August 16, 2023 (or such earlier date as determined by the Board) by amending the Company’s Amended and Restated Memorandum and Articles of Association (the “Extension Amendment Proposal”). The Extension Amendment Proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association (“Charter Amendment”) was approved. The Company filed the Charter Amendment with the Cayman Islands Registrar of Companies on November 11, 2022

In connection with the vote to approve the Extension Amendment Proposal, the holders of 10,313,048 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.21 per share, for an aggregate redemption amount of approximately $105,296,220 in connection with the Extension Amendment Proposal.

The Sponsor has agreed to contribute to us a loan of $575,000 (the “Extension Loan”), to be deposited into the Trust Account to extend the Termination Date from November 16, 2022 to August 16, 2023. On November 14, 2022, the Company issued a promissory note (the “Note”) in the aggregate principal amount of $575,000 to the Sponsor, in connection with the Extension Loan. The Extension Loan will be deposited into the Trust Account on or around November 15, 2022.

The Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Initial Business Combination, or (b) the date of the liquidation of the Company.

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

We will have up to November 16, 2022 (or up to August 16, 2023 if the Company extends the period of time to consummate a business combination by the full amount of time) to complete the initial Business Combination (the “Combination Period”). However, if we are unable to complete the initial Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay the our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of September 30, 2022 the Company had cash of approximately $279,000 and a working capital of approximately $281,000 to satisfy the Company’s liquidity needs.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such working capital loans by our sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

As of September 30, 2022, we had not commenced any operations. All activity for the quarter and nine months ended September 30, 2022 and the period from April 12, 2021 (inception) through September 30, 2022 relates to our formation and the Initial Public Offering, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income and unrealized gains from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Net Income for the quarter ended September 30, 2022 was $779 thousand, or $0.054 basic and diluted earnings per share compared to a net income of $60 thousand, or $0.004 basic and diluted earnings per share, for the quarter ended September 30, 2021. The increase is due to an increase on interest earned on marketable securities and the positive change in fair value of warrant liabilities during the quarter ended September 30, 2022 when compared with the prior period.

Net Income for the nine months ended September 30, 2022 was $3.64 million, or $0.251 basic or diluted earnings per share compared to a net income of $56 thousand, or $0.004 per basic and diluted earnings per share, for the nine months ended September 2021. The increase is due primarily to the positive change in fair value of warrant liabilities during the quarter ended September 30, 2022 when compared with the prior period.

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date that our securities are first listed, we agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our founding team. Upon completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. For the three and nine-month periods ended September 30, 2022, the Company recorded expenses of $30,000 and $90,000, respectively, to the Sponsor under the Administrative Agreement.

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

The 17,260,000 warrants issued on August 16, 2021 in connection with the IPO and the Private Placement (including the 11,500,000 warrants included in the Units and the 5,760,000 Private Placement Warrants) are recognized as derivative liabilities in accordance with ASC 815. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Modified Black-Scholes option pricing model simulation model and subsequently, the fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants as beginning on December 31, 2021 and through to September 30, 2022. The fair value of the Private Warrants has been estimated initially and subsequently, as of September 30, 2022, using a Modified Black-Scholes option pricing model. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

As of September 30, 2022, there were 11,615,000 Class A ordinary shares issued or outstanding. The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and be subject to occurrence of uncertain future events. Accordingly, at September 30, 2022, 10,332,033 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Earnings Per Ordinary Share

Earnings per share is computed by dividing earnings by the weighted average number of ordinary shares outstanding during the period. At September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company due to the sum of the proceeds exceeding the average market price of the Company’s ordinary share during the periods presented. As a result, diluted earnings per share is the same as basic earnings per share for the period presented.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on September 30, 2022 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2022	OXBRIDGE ACQUISITION CORP.

	By:	/s/ Wrendon Timothy
	Name:	Wrendon Timothy
	Title:	Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

