Form 10-K/A
period 2021-12-31
Oxbridge Acquisition Corp.
filed 2023-02-21
CIK 1861622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K/A to “we,” “us,” “the Company” or “our company” are to Oxbridge Acquisition Corp. unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Oxbridge Acquisition Corp., as of and for the period ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2022 (the “Original Filing”).

The Company has re-evaluated the Company’s application of Accounting Standards Code (the “ASC”) 480-10-S99-3A to its accounting classification of the redeemable Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “initial public offering”) on August 16, 2021. Historically, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Amended and Restated Memorandum and Articles of Association.

On February 15, 2023, the audit committee of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management, that our previously issued (i) audited balance sheet as of August 16, 2021, filed with the SEC on August 24, 2021 (the “Post IPO Balance sheet”), (ii) unaudited financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (iii) audited financial statements included in our Annual Report on Form 10-K for the period from April 12, 2021 (inception) to December 31, 2021, filed with the SEC on March 30, 2022, (iv) unaudited financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the SEC on May 12, 2022, (v) unaudited financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the SEC on August 15, 2022, and (vi) unaudited financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, filed with the SEC on November 14, 2022 ((i), (ii) and (iii) collectively, the “Affected Periods in 2021,” and (iv), (v) and (vi) collectively, the “Affected Periods in 2022”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the financial statements for the Affected Period in 2021 herein and intends to restate the financial statements for the Affected Periods in 2022 in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2022, to be filed with the SEC (the “Q3 Form 10-Q/A”).

As such, the Company will restate its financial statements for the Affected Periods in 2021 and 2022, respectively.

Except for an immaterial rounding error disclosed in Note 2, the restatement does not have an impact on the Company’s total assets or liabilities, net income (loss), cash flows or cash position.

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Q3 Form 10-Q/A.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 9A Controls and Procedures

Part II, Item 15. Financial Statements and Supplementary Data

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. We have not amended our previously filed Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2021 or September 30, 2021 or the Current Report on Form 8-K with which the Post IPO Balance Sheet was originally filed as an exhibit. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;

●	material weakness in our internal control over financial reporting;

●	our ability to select an appropriate target business or businesses;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	the ability of our directors and officers to generate a number of potential business combination opportunities;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

●	the ability of our directors and officers to generate potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account (as defined below and described herein) or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance; and

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”), including in our Form S-1 that we filed with the SEC relating to our initial public offering.

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

Risks Relating to Restatement of Our Previously Issued Financial Statements

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the re-evaluation of the application of ASC 480-10-S99-3A to our accounting classification of the Public Shares, our management and our audit committee concluded that it was appropriate to restate previously issued and audited financial statements as of and for the period from April 12, 2021 (inception) to December 31, 2021.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2021. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the amended and restated memorandum and articles of association. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the amended and restated memorandum and articles of association. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Share, see “Note 2- Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Amendment No. 1.

As described in Item 9A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2021 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A ordinary shares are listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies of issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “the Company,” “our,” “us” or “we” refer to Oxbridge Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

In this Amendment No. 1, we are restating (i) the Post IPO Balance Sheet, as previously revised in the First Amended Filing, and (ii) the audited financial statements for the period from April 12, 2021 (inception) to December 31, 2021 as previously filed in the Original Filing.

We have re-evaluated our application of ASC 480-10-S99-3A to our accounting and classification of the Public Shares, issued as part of the units sold in the initial public offering on August 16, 2021. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the amended and restated memorandum and articles of association. Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the amended and restated memorandum and articles of association.

On February 15, 2023, the Audit Committee concluded, after discussion with the Company’s management and consultation with Hacker Johnson Smith P.A., that our previously issued i) audited balance sheet as of August 16, 2021 (the “Post IPO Balance sheet”), (ii) unaudited financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (iii) audited financial statements included in the Annual Report on Form 10-K for the period from April 12, 2021 (inception) to December 31, 2021, filed with the SEC on March 30, 2022, (iv) unaudited financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the SEC on May 12, 2022, (v) unaudited financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the SEC on August 15, 2022, and (vi) unaudited financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, filed with the SEC on November 14, 2022 should be restated to report all Public Shares as temporary equity and should no longer be relied upon.

The restatement does not have an impact on our total assets or total liabilities, net income (loss), cash flows or cash position.

Our management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective as of December 31, 2021. In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Amendment No. 1. The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

Class A Ordinary Shares Subject to Possible Redemption

As of December 31, 2021, there were 11,615,000 Class A ordinary shares issued or outstanding. We accounts for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares features certain redemption rights that are considered to be outside of our control and be subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, 11,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Loss Per Ordinary Share

Loss per share is computed by dividing (loss) earnings by the weighted average number of ordinary shares outstanding during the period. At December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our (loss) earnings. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment No.1, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Due to a material weakness in our internal control over financial reporting over the accounting and classification for complex financial instruments, which resulted in the restatement of the Company’s financial statements as described in the Explanatory Note to this Amendment No. 1, the Certifying Officers concluded that our disclosure controls were not effective as of December 31, 2021.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our internal control over financial reporting was not effective.

Management believes that the material weaknesses set forth above did not have an effect on our financial results.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Amendment No. 1 does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to scaled disclosure requirements applicable to non-accelerated filers that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period from April 12, 2021 (inception) through December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Amendment No. 1 had not yet been identified.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this annual report on Form 10-K:

(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits on pages are filed or incorporated by reference as part of this annual report on Form 10-K.

ITEM 16	FORM 10-K SUMMARY

None.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Oxbridge Acquisition Corp. (incorporated by reference to Exhibit 3.1 of Oxbridge Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 17, 2021).
4.1	Warrant Agreement, dated August 11, 2021, by and between Oxbridge Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of Oxbridge Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 17, 2021).
4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-1 filed with the SEC on July 30, 2021).
4.3	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-1 filed with the SEC on July 30, 2021).
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-1 filed with the SEC on July 30, 2021).
4.5	Description of Securities
10.1	Letter Agreement, dated August 11, 2021, by and among Oxbridge Acquisition Corp., its executive officers, its directors, and OAC Sponsor Ltd. (incorporated by reference to Exhibit 10.1 of Oxbridge Acquisition Corp.’s Current Report on Form 8 K filed with the SEC on August 17, 2021).
10.2	Investment Management Trust Agreement, dated August 11, 2021, by and between Oxbridge Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 of Oxbridge Acquisition Corp.’s Current Report on Form 8 K filed with the SEC on August 17, 2021).
10.3	Registration Rights Agreement, dated August 11, 2021, by and among Oxbridge Acquisition Corp., OAC Sponsor Ltd. and Maxim Partners LLC (incorporated by reference to Exhibit 10.3 of Oxbridge Acquisition Corp.’s Current Report on Form 8 K filed with the SEC on August 17, 2021).
10.4	Private Placement Warrants Purchase Agreement, dated August 11, 2021, by and among Oxbridge Acquisition Corp., OAC Sponsor Ltd. and Maxim Partners LLC (incorporated by reference to Exhibit 10.4 of Oxbridge Acquisition Corp.’s Current Report on Form 8 K filed with the SEC on August 17, 2021).
10.5	Administrative Services Agreement, dated August 11, 2021, between Oxbridge Acquisition Corp. and OAC Sponsor Ltd. (incorporated by reference to Exhibit 10.5 of Oxbridge Acquisition Corp.’s Current Report on Form 8 K filed with the SEC on August 17, 2021
10.6	Indemnity Agreements, each dated as of August 11, 2021, by and between Oxbridge Acquisition Corp. and each of the officers and directors of Oxbridge Acquisition Corp (incorporated by reference to Exhibit 10.6 Oxbridge Acquisition Corp.’s Quarterly Report on Form 10—Q filed with the SEC on September 27, 2021)
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Oxbridge Acquisition Corp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Cash Flows, (iv) Statement of Changes in Shareholders’ Deficit and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of February, 2023.

Oxbridge Acquisition Corp.

By:	/s/ Jay Madhu
Name:	Jay Madhu
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jay Madhu	Chairman, Chief Executive Officer and President	February 21, 2023
Jay Madhu	(Principal Executive Officer)

/s/ Wrendon Timothy	Chief Financial Officer, Director, Secretary and Treasurer	February 21, 2023
Wrendon Timothy	(Principal Financial and Accounting Officer)

/s/ Jason Butcher	Director	February 21, 2023
Jason Butcher

/s/ Allan Martin	Director	February 21, 2023
Allan Martin

/s/ William Yankus	Director	February 21, 2023
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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2021 financial statements have been restated to correct certain misstatements.

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

Tampa, Florida

March 30, 2022, except for the effects of the restatement disclosed in Note 2, as to which the date is February 21, 2023

PCAOB ID #400

OXBRIDGE ACQUISITION CORP.

Balance Sheet

(AS RESTATED - SEE NOTE 2)

At December 31, 2021

Assets
Current assets
Cash	$614,395
Accrued income	81
Total current assets	614,476
Cash held in Trust Account	116,725,000
Total Assets	$117,339,476

Liabilities and Shareholders’ Deficit
Current liabilities
Accrued expenses	18,000
Total current liabilities	18,000
Deferred underwriting commissions	4,025,000
Derivative warrant liabilities	7,069,300
Total liabilities	11,112,300

Commitments and Contingencies
Class A ordinary shares; 11,500,000 shares subject to possible redemption at (at redemption value)	116,725,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 4,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 115,000 issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	-
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 2,875,000 shares issued and outstanding	288
Additional paid-in capital, net of offering costs	-
Accumulated Deficit	(10,498,112)
Total shareholders’ deficit	(10,497,824)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$117,339,476

The accompanying notes are an integral part of financial statements.

OXBRIDGE ACQUISITION CORP.

Statement of Operations

(AS RESTATED - SEE NOTE 2)

For the period from
April 12, 2021
(inception) through
December 31, 2021
Expenses
Formation and administrative expenses	$(85,515)
Loss from operations	(85,515)
Change in fair value of warrant liabilities	(3,456,800)
Other income
Interest earned	443
Net loss	$(3,541,872)
Loss per share:
Basic weighted average shares outstanding	14,490,000
Diluted weighted average shares outstanding	14,490,000
Basic and diluted net loss per ordinary share	$(0.244)

The accompanying notes are an integral part of financial statements.

OXBRIDGE ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM APRIL 12, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

(AS RESTATED - SEE NOTE 2)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – April 12, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	2,875,000	288	24,712	-	25,000
Issuance of Class A ordinary shares (net of offering costs)	11,615,000	1,161	-	-	103,983,884	-	103,985,045
Issuance of private placement warrants	-	-	-	-	5,760,000	-	5,760,000
Class A Ordinary shares reclassified to Commitments subject to possible redemption	(11,500,000)	(1,161)	-	-	(101,227,174)	-	(101,228,335)
Accretion for Class A Ordinary Shares to redemption amount	-	-	-	-	(8,541,422)	(6,956,240)	(15,497,662)
Net loss	-	-	-	-	-	(3,541,872)	(3,541,872)
Balance - December 31, 2021	115,000	$-	2,875,000	$288	$-	$(10,498,112)	$(10,497,824)

The accompanying notes are an integral part of financial statements.

OXBRIDGE ACQUISITION CORP.

Statements of Cash Flows (unaudited)

(expressed in thousands of U.S. Dollars)

(AS RESTATED - SEE NOTE 2)

For the period from
April 12, 2021
(inception) through
December 31, 2021

Cash flows from Operating Activities:
Net loss	$(3,541,872)
Adjustments to reconcile net loss to cash used in operating activities
Change in fair value of warrant liabilities	3,456,800

Changes in operating assets and liabilities:
Accrued income	(81)
Accounts payable	45,833
Accrued expenses	18,000
Net cash used in operating activities	$(21,320)

Cash flows from Investing Activities:
Investment in Trust Account	(116,725,000)
Net cash used in investing activities	$(116,725,000)

Cash flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares	25,000
Proceeds from issuance of private placement warrants	5,760,000
Proceeds from issuance of units (net of offering costs)	111,575,715
Net cash provided by financing activities	$117,360,715

Net Change in Cash	614,395
Cash – Beginning of period	-
Cash – Ending of period	$614,395

Supplemental disclosure of non-cashflow information
Deferred underwriting commissions in connection with the initial public offering	$4,025,000
Derivative warrant liabilities issued in connection with the initial public offering	$3,612,500

OXBRIDGE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

DECEMBER 31, 2021

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

OXBRIDGE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

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

OXBRIDGE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

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

OXBRIDGE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

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

Note 2 – Restatement of Previously Issued Financial Statements

The Company concluded it should restate its previously issued financial statements by amending its Annual Report on Form 10-K, filed with the SEC on March 30, 2022, to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its Amended and Restated Memorandum and Articles of Association currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable ordinary shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, the Company restated its previously filed financial statements to present all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on August 24, 2021 (the “Post-IPO Balance Sheet”), the Company’s quarterly report on Form 10-Q for the period ended September 30, 2021, and the Company’s Annual Report on Form 10-K for the period from April 12, 2021 (inception) to December 31, 2021, as well as the Form 10-Qs for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022 (the “Affected Periods”). These financial statements in this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2021 restate the Company’s previously issued audited financial statements covering the periods through December 31, 2021. The Company’s unaudited financial statements for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022, will be restated in an amendment to the Company’s quarterly report Form 10-Q for the quarterly period ended September 30, 2022 to be filed with the SEC. Refer to Note 3 and Note 8 which have also been updated to reflect the restatement contained in this Amendment No. 1.

Impact of the Restatement

The impact of the restatement on the Post IPO Balance Sheet as of August 16, 2021, unaudited balance sheet as of September 30, 2021 and audited balance sheet as of December 31, 2021 is presented below:

	As Previously Reported	Adjustments	As Restated

Condensed Balance sheet as of August 16, 2021 (audited)
Class A ordinary shares Subject to Possible Redemption	104,726,928	11,998,072	116,725,000
Class A ordinary shares	130	(130)	-
Additional Paid-in Capital	5,002,960	(5,002,960)	-
Accumulated Deficit	(3,377)	(6,994,982)	(6,998,359)
Total Shareholders’ Equity (Deficit)	5,000,001	(11,998,072)	(6,998,071)
Number of Class A ordinary shares subject to redemption	10,317,924	1,182,076	11,500,000

Condensed Balance sheet as of September 30, 2021 (unaudited)
Class A ordinary shares Subject to Possible Redemption	104,780,084	11,944,916	116,725,000
Class A ordinary shares	129	(129)	-
Additional Paid-in Capital	4,942,715	(4,942,715)	-
Retained Earnings (Accumulated Deficit)	56,869	(7,002,072)	(6,945,203)
Total Shareholders’ Equity (Deficit)	5,000,001	(11,944,916)	(6,944,915)
Number of Class A ordinary shares subject to redemption	10,323,161	1,176,839	11,500,000

Balance sheet as of December 31, 2021 (audited)
Class A ordinary shares Subject to Possible Redemption	101,227,174	15,497,826	116,725,000
Class A ordinary shares	164	(164)	-
Additional Paid-in Capital	8,541,422	(8,541,422)	-
Accumulated Deficit	(3,541,873)	(6,956,239)	(10,498,112)
Total Shareholders’ Equity (Deficit)	5,000,001	(15,497,825)	(10,497,824)
Number of Class A ordinary shares subject to redemption	9,973,121	1,526,879	11,500,000
Derivative liabilities	7,069,301	(1)	7,069,300

The impact of the restatement on the unaudited statement of changes in shareholders deficit for the period from April 12, 2021 (inception) to September 30, 2021, and for the period from April 12, 2021 (inception) to December 31, 2021 is presented below:

	As Previously Reported	Adjustments	As Restated

Statement of Changes in Shareholders’ Equity (Deficit) for the period from April 12, 2021 (inception) to September 30, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	(10,323,161)	(1,176,839)	(11,500,000)
Accretion for Class A Ordinary Shares to redemption amount	-	(11,944,787)	(11,944,787)

Statement of Changes in Shareholders’ Equity (Deficit) for the period from April 12, 2021 (inception) to December 31, 2021 (audited)
Class A ordinary shares subject to possible redemption	(9,973,121)	(1,526,879)	(11,500,000)
Accretion for Class A Ordinary Shares to redemption amount	-	(15,497,662)	(15,497,662)

The impact of the restatement on the audited statements of operations and cash flows for the period from April 12, 2021 (inception) to December 31, 2021 is presented below:

	As Previously Reported	Adjustments	As Restated

Statement of Operations for the period from April 12, 2021 (inception) to September 30, 2021 (audited)
Change in fair value of warrant liabilities	(3,456,801)	1	(3,456,800)
Net loss	(3,541,873)	1	(3,541,872)

Statement of Cash Flows for the period from April 12, 2021 (inception) to December 31, 2021 (audited)
Change in fair value of warrant liabilities	(3,456,801)	1	(3,456,800)
Net loss	(3,541,873)	1	(3,541,872)

OXBRIDGE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

DECEMBER 31, 2021

Note 3—Summary of Significant Accounting Policies

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

OXBRIDGE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

DECEMBER 31, 2021

Note 3—Summary of Significant Accounting Policies (continued)

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

OXBRIDGE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

DECEMBER 31, 2021

Note 3—Summary of Significant Accounting Policies (continued)

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

Class A Ordinary Shares Subject to Possible Redemption

As of December 31, 2021, there were 11,615,000 Class A ordinary shares issued or outstanding. The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and be subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, 11,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. Loss per share is computed by dividing loss by the weighted average number of ordinary shares outstanding during the period. The Company has two classes of ordinary shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income/loss of the Company. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

At December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the loss of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net loss per share (in dollars, except per share amounts):

	For the Period from
	April 12, 2021 (Inception) Through
	December 31, 2021
	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(2,839,120)	$(702,753)
Denominator:
Basic and diluted weighted average shares outstanding	11,615,000	2,875,000
Basic and diluted net loss per ordinary share	$(0.244)	$(0.244)

OXBRIDGE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

DECEMBER 31, 2021

Note 3—Summary of Significant Accounting Policies (continued)

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

OXBRIDGE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

DECEMBER 31, 2021

Note 4—Initial Public Offering

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

Each Unit consists of one Class A ordinary share, and one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 5—Related Party Transactions

Founder Shares

On April 12, 2021, the Sponsor paid $25,000, or approximately $0.009 per share, to cover certain expenses on behalf of the Company in exchange for issuance of 2,875,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). The Founder Shares will automatically convert into shares of Class A ordinary shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 9.

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

OXBRIDGE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

DECEMBER 31, 2021

Note 5—Related Party Transactions (continued)

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

Administrative Services Agreement

Commencing on the effective date of the Company’s IPO, the Company agreed to pay its Sponsor a total of up to $10,000 per month, for up to 15 months, for office space, utilities, secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from April 12, 2021 (inception) to December 31, 2021, the Company paid $50,000 to the Sponsor under the Administrative Services Agreement

Note 6—Commitments and Contingencies

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

OXBRIDGE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

DECEMBER 31, 2021

Note 6—Commitments and Contingencies (continued)

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

Note 7 – Derivative Warrant Liabilities

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

OXBRIDGE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

DECEMBER 31, 2021

Note 7 – Derivative Warrant Liabilities (continued)

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

OXBRIDGE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

DECEMBER 31, 2021

Note 7 – Derivative Warrant Liabilities (continued)

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

The warrant agreement contains an Alternative Issuance provision that if less than 70% of the consideration receivable by the holders of the Class A ordinary shares in the Business Combination is payable in the form of common equity in the successor entity, and if the holders of the warrants properly exercise the warrants within thirty days following the public disclosure of the consummation of Business Combination by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black-Scholes Warrant Value” means the value of a Warrant immediately prior to the consummation of the Business Combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets. “Per Share Consideration” means (i) if the consideration paid to holders of the ordinary shares consists exclusively of cash, the amount of such cash per ordinary shares, and (ii) in all other cases, the volume weighted average price of the ordinary shares as reported during the ten-trading day period ending on the trading day prior to the effective date of the Business Combination.

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

OXBRIDGE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

DECEMBER 31, 2021

Note 8 - Fair Value Measurements

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of the initial issuance date, December 31, 2021, by level within the fair value hierarchy:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
Description
Liabilities:
Warrant liabilities - public warrants	$4,655,200	$-	$-	$4,655,200
Warrant liabilities – private placement warrants	$-	$-	$2,414,100	$2,414,100
Total	$4,655,200	$-	$2,414,100	$7,069,300

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

OXBRIDGE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

DECEMBER 31, 2021

Note 8 - Fair Value Measurements (continued)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

	Private
	Placement	Public	Warrant
	Warrants	Warrants	Liabilities

Fair value of Level 3 warrants at April 12, 2021 (inception)	$-	$-	$-
Initial fair value as of August 16, 2021	1,205,295	2,407,205	3,612,500
Change in valuation inputs or other assumptions	1,208,805	2,247,995	3,456,800
Transfer to Level 1	—	(4,655,200)	(4,655,200)
Fair value of Level 3 warrants at December 31, 2021	$2,414,100	$-	$2,414,100

The following table presents the changes in the fair value of warrant liabilities:

	Private		Total
	Placement	Public	Warrant
	Warrants	Warrants	Liabilities

Fair value as of April 12, 2021 (inception)	$-	$-	$-
Initial measurement on August 16, 2021	1,205,295	2,407,205	3,612,500
Change in valuation inputs or other assumptions	1,208,805	2,247,995	3,456,800
Fair value as of December 31, 2021	$2,414,100	$4,655,200	$7,069,300

Note 9—Shareholders’ Deficit

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

OXBRIDGE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

DECEMBER 31, 2021

Note 9—Shareholders’ Deficit (continued)

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

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

