Form 10-Q/A
period 2022-09-30
Oxbridge Acquisition Corp.
filed 2023-02-21
CIK 1861622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of November 14, 2022, there were 1,301,952 of the Company’s Class A ordinary shares, par value $0.0001, and 2,875,000 of the Company’s Class B ordinary shares, par value $0.0001, issued and outstanding.

OXBRIDGE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021 (as restated)	1
Condensed Statements of Earnings for the Three Months Ended September 30, 2022 and 2021, Nine Months Ended September 30, 2022 and the Period from April 12, 2021 (Inception) through September 30, 2021 (unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2022 and 2021, Nine Months Ended September 30, 2022 and the Period from April 12, 2021 (Inception) through September 30, 2021 (unaudited) (as restated)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and the Period from April 12, 2021 (Inception) through September 30, 2021 (unaudited) (as restated)	4
Notes to Condensed Financial Statements (unaudited) (as restated)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	25
Item 4. Controls and Procedures	25
Part II. Other Information	26
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safely Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	27
Part III. Signatures	28

EXPLANATORY NOTE

Oxbridge Acquisition Corp. (the “Company,” “OXAC” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2022 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period September 30, 2022 originally filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2022 (the “Original Quarterly Report”).

Background of Restatement

All of the shares held by the Company’s public shareholders (the “Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, Accounting Standards Codification (“ASC”) 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity as of the Initial Public Offering date and all subsequent reporting periods.

As a result, the Company’s management, together with the audit committee of the Company (the “Audit Committee”), determined that the Company’s financial statements and other financial data as of and for the three months ended March 31, 2022, the three and six months ended June 30, 2022, and for the three and nine months ended September 30, 2022 should be restated in this Quarterly Report as a result of this error. The three months ended March 31, 2022, June 30, 2022 and September 30, 2022 will be restated in Note 2 of this Quarterly Report. These restatements result in a change in the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss).

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Quarterly Report, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On February 15, 2023, the Company filed a Current Report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report.

Internal Control Considerations

Subsequent to our filing of Form 10-Q filing for the period ended September 30, 2022, as filed with the SEC on November 14, 2022, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2022. The Company’s management has concluded that, in light of the errors described above, and the filing of the Original Report, a material weakness exists in the Company’s internal control over financial reporting related to the Company’s accounting for complex financial instruments. Accordingly, the Company’s disclosure controls and procedures were not effective as of the date of the Original Report. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Quarterly Report.

Items Amended in this Form 10-Q/A

This Form 10-Q/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1. Financial Statements

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2).

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

OXBRIDGE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)	(as restated)
Assets
Current assets
Cash	$278,971	$614,395
Prepaid expenses and other receivables	16,642	81
Total current assets	295,613	614,476
Marketable securities held in Trust Account	117,217,134	116,725,000
Total Assets	$117,512,747	$117,339,476

Liabilities and Shareholders’ Deficit
Accrued expenses	14,546	18,000
Total current liabilities	14,546	18,000
Deferred underwriting commissions	4,025,000	4,025,000
Derivative liabilities	3,603,071	7,069,300
Total liabilities	7,642,617	11,112,300

Commitments and Contingencies
Class A ordinary shares; 11,500,000 shares subject to possible redemption (at redemption value)	117,217,134	116,725,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 4,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 115,000 issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital, net of offering costs	-	-
Accumulated deficit	(7,347,292)	(10,498,112)
Total shareholders’ deficit	(7,347,004)	(10,497,824)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$117,512,747	$117,339,476

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

OXBRIDGE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – April 12, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	2,875,000	288	24,712	-	25,000
Net loss	-	-	-	-	-	(3,377)	(3,377)
Balance - June 30, 2021 (unaudited)	-	-	2,875,000	$288	$24,712	$(3,377)	$21,623
Issuance of Class A ordinary shares (net of offering costs)	11,615,000	1,161	-	-	103,938,087	-	103,939,248
Issuance of private placement warrants	-	-	-	-	5,760,000	-	5,760,000
Class A Ordinary shares subject to possible redemption	(11,500,000)	(1,161)	-	-	(104,780,084)	-	(104,781,245)
Accretion for Class A Ordinary Shares to redemption amount	-	-	-	-	(4,942,715)	(7,002,072)	(11,944,787)
Net income	-	-	-	-	-	60,246	60,246
Balance - September 30, 2021 (unaudited), as restated	115,000	$-	2,875,000	$288	$-	$(6,945,203)	$(6,944,915)

Balance - December 31, 2021, as restated	115,000	$-	2,875,000	$288	$-	$(10,498,112)	$(10,497,824)
Net income	-	-	-	-	-	3,364,702	3,364,702
Balance - March 31, 2022 (unaudited), as restated (see Note 2)	115,000	$-	2,875,000	$288	$-	$(7,133,410)	$(7,133,122)
Net loss	-	-	-	-	-	(501,501)	(501,501)
Balance - June 30, 2022 (unaudited), as restated (see Note 2)	115,000	$-	2,875,000	$288	$-	$(7,634,911)	$(7,634,623)
Accretion for Class A Ordinary Shares to redemption amount	-	-	-	-	-	(492,134)	(492,134)
Net income	-	-	-	-	-	779,753	779,753
Balance - September 30, 2022(unaudited), as restated (see Note 2)	115,000	$-	2,875,000	$288	$-	$(7,347,292)	$(7,347,004)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OXBRIDGE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED) (As Restated)

	Nine months ended September 30, 2022	For the Period from April 12, 2021 (inception) through September 30, 2021

Cash flows from Operating Activities:
Net income	$3,642,954	$56,869
Adjustments to reconcile net income to cash used in operating activities
Change in fair value of warrant liabilities	(3,466,229)	(92,546)
Income earned on marketable securities held in Trust Account	(492,134)	-

Changes in operating assets and liabilities:
Accrued interest receivable	-	(109)
Prepaid expenses and other receivables	(16,561)	(400)
Accounts Payable	-	45,833
Accrued expenses	(3,454)	11,200
Net (cash used)/ provided by in operating activities	$(335,424)	$20,847

Cash flows from Investing Activities:
Investment in Trust Account	-	(116,725,000)
Net cash used in investing activities	$-	$(116,725,000)

Cash flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares	-	25,000
Proceeds from issuance of private placement warrants	-	5,760,000
Proceeds from issuance of units (net of offering costs)	-	111,575,715
Net cash provided by financing activities	$-	$117,360,715

Net Change in Cash	(335,424)	656,562
Cash – Beginning of period	614,395	-
Cash – Ending of period	$278,971	$656,562

Supplemental disclosure of non-cashflow information
Deferred underwriting commissions in connection with the initial public offering	$-	$4,025,000
Derivative warrant liabilities issued in connection with the initial public offering	$-	$3,612,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited) (As Restated)

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

(Unaudited) (As Restated)

Note 1—Description of Organization and Business Operations (continued)

The Company will provide the holders (the “Public Shareholders”) of its Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.15 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. These Public Shares have been classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the business combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholder (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the Initial Shareholder have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

(Unaudited) (As Restated)

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

Liquidity and Capital Resources

As of September 30, 2022 the Company had cash of approximately $279,000 and a working capital of approximately $281,000 to satisfy the Company’s liquidity needs. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited) (As Restated)

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

Note 2 – Restatement of Previously Issued Financial Statements

Subsequent to our filing of Form 10-Q filing for the period ended September 30, 2022 on November 14, 2022, management determined it should restate its previously reported financial statements. The Company determined that at the closing of the Company’s Initial Public Offering (including the sale of the shares issued pursuant to the exercise of the underwriters’ overallotment) it had improperly valued its Class A ordinary shares subject to possible redemption The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of  $10.15 per Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than  $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

Refer to Note 3 and Note 8 which have also been updated to reflect the restatement contained in this Amendment No. 1.

There has been no impact in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table:

	As
	Previously		As
	Reported	Adjustments	Restated
Condensed Balance sheet as of March 31, 2022 (unaudited)
Class A ordinary shares Subject to Possible Redemption	104,591,877	12,133,123	116,725,000
Class A ordinary shares	131	(131)	-
Additional Paid-in Capital	5,176,753	(5,176,753)	-
Accumulated Deficit	(177,171)	(6,956,239)	(7,133,410)
Total Shareholders’ Equity (Deficit)	5,000,001	(12,133,123)	(7,133,122)
Number of Class A ordinary shares subject to redemption	10,304,618	1,195,382	11,500,000

Condensed Balance sheet as of June 30, 2022 (unaudited)
Class A ordinary shares Subject to Possible Redemption	104,090,376	12,634,624	116,725,000
Class A ordinary shares	136	(136)	-
Additional Paid-in Capital	5,678,249	(5,678,249)	-
Accumulated Deficit	(678,672)	(6,956,239)	(7,634,911)
Total Shareholders’ Equity (Deficit)	5,000,001	(12,634,624)	(7,634,623)
Number of Class A ordinary shares subject to redemption	10,255,209	1,244,791	11,500,000

Condensed Balance sheet as of September 30, 2022 (unaudited)
Class A ordinary shares Subject to Possible Redemption	104,870,130	12,347,004	117,217,134
Class A ordinary shares	128	(128)	-
Additional Paid-in Capital	4,898,504	(4,898,504)	-
Retained Earnings (Accumulated Deficit)	101,081	(7,448,373)	(7,347,292)
Total Shareholders’ Equity (Deficit)	5,000,001	(12,347,005)	(7,347,004)
Number of Class A ordinary shares subject to redemption	10,332,033	1,167,967	11,500,000

Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the three months ended March 31, 2022 (unaudited)
Change in Class A Ordinary shares subject to possible redemption	(3,364,702)	3,364,702	-

Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the three months ended June 30, 2022 (unaudited)
Change in Class A Ordinary shares subject to possible redemption	501,501	(501,501)	-

Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the three months ended September 30, 2022 (unaudited)
Change in Class A Ordinary shares subject to possible redemption	(779,753)	779,753	-
Accretion for Class A Ordinary Shares to redemption amount	-	(492,134)	(492,134)

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited) (As Restated)

Note 3—Summary of Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form S-1 which contains the initial audited financial statements and notes thereto for the period from April 12, 2021 (inception) to April 16, 2021 as filed with the SEC on July 19, 2021 and the Company’s Annual Report (as amended) on Form 10-K/A for the period ended December 31, 2021. The interim results for the three and nine-month period ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited) (As Restated)

Note 3—Summary of Significant Accounting Policies (continued)

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

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited) (As Restated)

Note 3—Summary of Significant Accounting Policies (continued)

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

Class A Ordinary Shares Subject to Possible Redemption

As of September 30, 2022, there were 11,615,000 Class A ordinary shares issued or outstanding. The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and be subject to occurrence of uncertain future events. Accordingly, at September 30, 2022, 11,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Earnings Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. Earnings per share is computed by dividing earnings by the weighted average number of ordinary shares outstanding during the period. The Company has two classes of ordinary shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income/loss of the Company. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

At September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the loss of the Company. As a result, diluted earnings per share is the same as basic earnings per share for the periods presented. The calculation of diluted earnings per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited) (As Restated)

Note 3—Summary of Significant Accounting Policies (continued)

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

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited) (As Restated)

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

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited) (As Restated)

Note 5—Related Party Transactions (continued)

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

Administrative Services Agreement

Commencing on the effective date of the Company’s IPO, the Company agreed to pay its Sponsor a total of up to $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine-month periods ended September 30, 2022, the Company recorded expenses of $30,000 and $90,000, respectively, to the Sponsor under the Administrative Services Agreement.

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

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited) (As Restated)

Note 6—Commitments and Contingencies (continued)

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

Note 7 – Derivative Warrant Liabilities

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

(Unaudited) (As Restated)

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

(Unaudited) (As Restated)

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

(Unaudited) (As Restated)

Note 8 - Fair Value Measurements

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

	Fair Value Measurements Using
At September 30, 2022	(Level 1)	(Level 2)	(Level 3)	Total
Description
Liabilities:
Warrant liabilities - public warrants	$461,149	$-	$-	$461,149
Warrant liabilities - private warrants	-	-	3,141,922	3,141,922
Total	$461,149	$-	$3,141,922	$3,603,071

	Fair Value Measurements Using
At December 31, 2021	(Level 1)	(Level 2)	(Level 3)	Total
Description
Liabilities:
Warrant liabilities - public warrants	$4,655,200	$-	$-	$4,655,200
Warrant liabilities - private warrants	-	-	2,414,100	2,414,100
Total	$4,655,200	$-	$2,414,100	$7,069,300

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

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited) (As Restated)

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

In this Quarterly Report, we are restating our financial statements for the quarterly periods as of March 31, 2022, June 30, 2022, and September 30, 2022, as previously filed in the Quarterly Report on Form 10-Q for the period ended March 31, 2022, filed with the SEC on May 12, 2022, our Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed with the SEC on August 15, 2022, and our Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed with the SEC on November 14, 2022, respectively.

We have re-evaluated our application of ASC 480-10-S99-3A to our accounting and classification of the Public Shares, issued as part of the units sold in the initial public offering on August 16, 2021. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the amended and restated memorandum and articles of association. Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates an initial business combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of our Company.

On [February 15, 2023], the Audit Committee concluded, after discussion with the Company’s management and consultation with Hacker Johnson Smith P.A., that our previously issued i) audited balance sheet as of August 16, 2021 (the “Post IPO Balance sheet”), (ii) unaudited financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (iii) audited financial statements for the period from April 12, 2021 (inception) to December 31, 2021, filed with the SEC on March 30, 2022, (iv) unaudited financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the SEC on May 12, 2022, (v) unaudited financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the SEC on August 15, 2022, and (vi) unaudited financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, filed with the SEC on November 14, 2022 should be restated to report all Public Shares as temporary equity and should no longer be relied upon.

The restatement does not have an impact on our cash position.

Our management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective as of December 31, 2021. In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments. For more information, see Item 4 included in this Quarterly Report. The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the periods covered by this report due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

To respond to the material weakness identified in this Quarterly Report, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Oxbridge Acquisition Corp. (incorporated by reference to Exhibit 3.1 of Oxbridge Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 17, 2021).
4.1	Warrant Agreement, dated August 11, 2021, by and between Oxbridge Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of Oxbridge Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 17, 2021).
4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-1 filed with the SEC on July 30, 2021).
4.3	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-1 filed with the SEC on July 30, 2021).
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-1 filed with the SEC on July 30, 2021).
10.1	Letter Agreement, dated August 11, 2021, by and among Oxbridge Acquisition Corp., its executive officers, its directors, and OAC Sponsor Ltd. (incorporated by reference to Exhibit 10.1 of Oxbridge Acquisition Corp.’s Current Report on Form 8 K filed with the SEC on August 17, 2021).
10.2	Investment Management Trust Agreement, dated August 11, 2021, by and between Oxbridge Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 of Oxbridge Acquisition Corp.’s Current Report on Form 8 K filed with the SEC on August 17, 2021).
10.3	Registration Rights Agreement, dated August 11, 2021, by and among Oxbridge Acquisition Corp., OAC Sponsor Ltd. and Maxim Partners LLC (incorporated by reference to Exhibit 10.3 of Oxbridge Acquisition Corp.’s Current Report on Form 8 K filed with the SEC on August 17, 2021).
10.4	Private Placement Warrants Purchase Agreement, dated August 11, 2021, by and among Oxbridge Acquisition Corp., OAC Sponsor Ltd. and Maxim Partners LLC (incorporated by reference to Exhibit 10.4 of Oxbridge Acquisition Corp.’s Current Report on Form 8 K filed with the SEC on August 17, 2021).
10.5	Administrative Services Agreement, dated August 11, 2021, between Oxbridge Acquisition Corp. and OAC Sponsor Ltd. (incorporated by reference to Exhibit 10.5 of Oxbridge Acquisition Corp.’s Current Report on Form 8 K filed with the SEC on August 17, 2021
10.6	Indemnity Agreements, each dated as of August 11, 2021, by and between Oxbridge Acquisition Corp. and each of the officers and directors of Oxbridge Acquisition Corp (incorporated by reference to Exhibit 10.6 f Oxbridge Acquisition Corp.’s Quarterly Report on Form 10—Q filed with the SEC on September 27, 2021)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 21, 2023	OXBRIDGE ACQUISITION CORP.

	By:	/s/ Wrendon Timothy
	Name:	Wrendon Timothy
	Title:	Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

