Form 10-K
period 2022-12-31
Oxbridge Acquisition Corp.
filed 2023-02-22
CIK 1861622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, was approximately $115,230,000.

As of February 22, 2023, there were 1,301,952 shares of Class A ordinary shares, $0.0001 par value, and 2,875,000 shares of Class B ordinary shares, $0.0001 par value, issued and outstanding.

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

On November 9, 2022, the Company held an extraordinary general meeting (the “EGM”) of shareholders. At the EGM, the Company’s shareholders were presented the proposals to extend the date by which the Company must consummate a business combination (the “Termination Date”) from November 16, 2022 to August 16, 2023 (or such earlier date as determined by the Board of Directors) by amending the Company’s Amended and Restated Memorandum and Articles of Association (the “Extension Amendment Proposal”). The Extension Amendment Proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association (“Charter Amendment”) was approved. The Company filed the Charter Amendment with the Cayman Islands Registrar of Companies on November 11, 2022.

In connection with the vote to approve the Extension Amendment Proposal, the holders of 10,313,048 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.22 per share, for an aggregate redemption amount of  $105,424,960 in connection with the Extension Amendment Proposal.

The sponsor has agreed to contribute to us a loan of $575,000 (the “Extension Loan”), to be deposited into the trust account to extend the Termination Date from November 16, 2022 to August 16, 2023. On November 14, 2022, the Company issued a promissory note (the “Extension Note”) in the aggregate principal amount of $575,000 to the sponsor, in connection with the Extension Loan. The Extension Loan was deposited into the trust account on November 15, 2022.

The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of an initial business combination, or (b) the date of the liquidation of the Company.

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

Effecting a Business Combination

Our Business Strategy

We believe that the blockchain technology and artificial intelligence sectors are highly fragmented and evolving quickly. Our business strategy is to identify and consummate an initial business combination with a company that focuses on leveraging technology, blockchain or artificial intelligence to grow its business. We will seek to acquire businesses that we believe are fundamentally sound but potentially in need of financial, operational, strategic or managerial redirection to maximize value. We may also look at earlier stage companies that exhibit the potential to change the industries in which they participate and which will offer the potential of sustained high levels of revenue growth and path to profitability.

We intend to employ a thematic acquisition strategy, and are focused on long-term shareholder value growth and building a leading franchise. Our strategy is to:

● target a company with potentially disruptive and differentiated technology;

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

● Investing and building companies in various sectors with unique market insights;

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

Business Combination Criteria

Our intent is to seek potential target businesses globally. The maturity and judgment of our team will guide our acquisition process. When potential targets are being evaluated, we expect to use the following, non-exclusive criteria listed below for determining opportunities. We will use these criteria when evaluating business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet all or some of these criteria:

●	Is Established and of Sufficient Scale. We will seek to acquire an established business with an enterprise value suitable for the reduced size of our company, and without excessive leverage.

●	Has a Defensible Market Position. We will seek to acquire a business that has a defensible position within a target market as a result of a differentiated technology, distribution capabilities, customer service or other competitive advantages.

●	Generates Stable Free Cash-Flow. We will seek to acquire a business that has historically generated, or has the near-term potential to generate, strong and sustainable free cash flow.

●	Is Sourced Through our Proprietary Channels. We expect to acquire a business that we source by leveraging the extensive network of our management team and do not expect to participate in broadly marketed processes.

●	Can Benefit from our Capabilities. We will seek to acquire a business whose performance and operations can benefit from the collective capabilities of our sponsor, founders and management team and their expertise to tangibly improve the operations and market position of the target.

●	Has a Committed and Capable Management Team. We will seek to acquire a business with a professional management team whose interests are aligned with those of our shareholders and complement the expertise of our management team. Where necessary, we may also look to complement and enhance the capabilities of the target business’s management team by recruiting additional talent through our network of contacts.

●	Has the Potential to Grow Through Further Acquisition Opportunities. We will seek to acquire a business that has the potential to grow through additional acquisitions.

●	Has publicly traded peers. We will seek to acquire a business that either has publicly traded comparable companies that operate in a similar industry sector or which has recently raised capital privately which may help establish that the valuation of our initial business combination is relatively attractive;

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

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% of net assets test. If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors. Our Amended and Restated Memorandum and Articles of Association, as amended, also provide that any initial business combination must be approved by at least 75% of our Board of Directors.

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

Extension of Time to Complete Business Combination

On November 9, 2022, the Company’s shareholders approved an amendment to our Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a business combination. The Charter Amendment was filed with the Cayman Islands Registrar of Companies on November 11, 2022, and we now have until August 16, 2023 to complete an initial business combination.

Facilities

We maintain our principal executive offices at Suite 201, 42 Edward Street, George Town, Grand Cayman, Cayman Islands. We pay our sponsor $10,000 per month for office space, administrative and support services pursuant to the terms of an administrative services agreement between us and our sponsor. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period to our company will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process. We do not intend to have any full-time employees prior to the consummation of an initial business combination.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds from our initial public offering and private placement warrants, if we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $11.07 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, risks associated with:

●	being a newly incorporated exempted company without an operating history;
●	material weakness in our internal control over financial reporting;
●	our ability to continue as a “going concern;”
●	delay in receiving distributions from the trust account;
●	lack of opportunity to vote on our proposed business combination;
●	lack of protections afforded to investors of blank check companies;
●	issuance of equity and/or debt securities to complete a business combination;
●	lack of working capital;
●	third-party claims reducing the per-share redemption price;
●	negative interest rate for securities in which we may invest the funds held in the trust account;
●	our shareholders being held liable for claims by third parties against us;
●	failure to enforce our sponsor’s indemnification obligations;
●	warrant holders limited to exercising warrants only on a “cashless basis;”
●	the ability of warrant holders to obtain a favorable judicial forum for disputes with our company;
●	dependence on key personnel;
●	conflicts of interest of our sponsor, officers and directors;
●	the delisting of our securities by Nasdaq;
●	dependence on a single target business with a limited number of products or services;
●	our shareholders’ inability to vote or redeem their shares in connection with our extensions;
●	shares being redeemed and warrants becoming worthless;
●	our competitors with advantages over us in seeking business combinations;
●	ability to obtain additional financing;
●	our initial shareholders controlling a substantial interest in us;
●	warrants adverse effect on the market price of our ordinary shares;
●	disadvantageous timing for redeeming warrants;
●	registration rights’ adverse effect on the market price of our ordinary shares;
●	business combination with a company located in a foreign jurisdiction;
●	changes in laws or regulations , including recent proposed rules related to SPACs; and
●	tax consequences to business combinations.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive approximately $11.07 per share on the liquidation of our trust account and our warrants will expire worthless.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive approximately $11.07 per share, or less in certain circumstances, on our redemption, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the Class A ordinary shares redeemed and, in the event we seek shareholder approval of our initial business combination, we make purchases of our Class A ordinary shares, the resources available to us for our initial business combination may be reduced. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $11.07 per share (or less in certain circumstances) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $11.07 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.07 per share” and other risk factors herein.

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

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, our amended and restated memorandum and articles of association provide that under no circumstances will we redeem our public shares in an amount that would cause our net tangible assets to be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition, each as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by August 16, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive approximately $11.07 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our initial shareholder, officers and directors have agreed that we must complete by August 16, 2023. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive approximately $11.07 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $11.07 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.07 per share” and other risk factors herein.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association, as amended, (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 16, 2023, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination by August 16, 2023, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If the net proceeds of our initial public offering and the sale of private placement warrants that not being held in the trust account are insufficient to allow us to operate for at least through to August 16, 2023, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate through August 16, 2023 assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our initial public offering and potential loans from certain of our affiliates. However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the trust account may not be sufficient to allow us to operate through to August 16, 2023. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive approximately $11.07 per share (or less in certain circumstances) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $11.07 per share on the redemption of their shares.

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

If we are required to seek additional capital, we would need to borrow funds from our initial shareholders, management team or other third parties to operate or may be forced to liquidate. Neither our initial shareholders, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $11.07 per share (or less in certain circumstances) on our redemption of our public shares, and our warrants will expire worthless. In such case, our public shareholders may only receive $11.07 per share, and our warrants will expire worthless.

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

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.07 per share.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $11.07 per share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor (other than our independent registered accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $11.07 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $11.07 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $11.07 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors, who are also members of our sponsor, would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $11.07 per share.

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

We may pursue acquisition opportunities in any one of numerous industries, except that we will not, under our Amended and Restated Memorandum and Articles of Association, as amended, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’ operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or an early stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

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

Our Amended and Restated Memorandum and Articles of Association, as amended, will not provide a specified maximum redemption threshold, except that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our initial shareholders, directors, officers or advisors, or their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our Amended and Restated Memorandum and Articles of Association, as amended, or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the period of time in which it had to consummate a business combination. We cannot assure you that we will not seek to amend our Amended and Restated Memorandum and Articles of Association, as amended, or governing instruments or extend the time in which we have to consummate a business combination through amending our Amended and Restated Memorandum and Articles of Association, as amended, will require at least a special resolution of our shareholders as a matter of Cayman Islands law.

The provisions of our Amended and Restated Memorandum and Articles of Association, as amended, that relate to our pre-initial business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our Amended and Restated Memorandum and Articles of Association, as amended, and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-initial business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our Amended and Restated Memorandum and Articles of Association, as amended, provide that any of its provisions, including those related to pre-initial business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein and in our Amended and Restated Memorandum and Articles of Association, as amended, or an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated), but excluding the provision of the articles relating to the appointment of directors, may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. Should our initial shareholders vote all their shares in favor of any such amendment at a meeting at which only the minimum quorum is present (and if the representative shares are voted in favor of the amendment), we would not need any of the public shares outstanding to be voted in favor of any such amendment for its approval. We may not issue additional securities that can vote on amendments to our Amended and Restated Memorandum and Articles of Association, as amended. Our initial shareholders, which collectively beneficially own 20% of our ordinary shares, will participate in any vote to amend our Amended and Restated Memorandum and Articles of Association, as amended, and/or trust agreement and will have the discretion to vote in any manner it chooses. As a result, we may be able to amend the provisions of our Amended and Restated Memorandum and Articles of Association, as amended, which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Amended and Restated Memorandum and Articles of Association, as amended.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive approximately $11.07 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $11.07 per share on the redemption of their shares.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $11.07 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $11.07 per share on the liquidation of our trust account and our warrants will expire worthless.

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

Of the net proceeds from our initial public offering and the sale of the private placement warrants, and shareholder redemptions in connection with our Extension Amendment Proposal, approximately $13 million is available to complete our business combination and pay related fees and expenses (which includes up to $4,025,000 for the payment of deferred underwriting commissions and $575,000 for the payment of promissory note payable).

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

There is substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial business combination, as well as the deadline by which we may be required to liquidate our trust account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Annual Report on Form 10-K were issued.

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

In addition, our sponsor and Maxim, the representative to the underwriters in our initial public offering, have purchased 5,760,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, Our sponsor and Maxim have purchased 4,897,500 and 862,500 warrants, respectively, but such warrants will be worthless if we do not complete our initial business combination. Each of our officers (and directors) has made an investment in our sponsor and is a member of our sponsor. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as August 16, 2023 nears, which is the deadline for our completion of an initial business combination.

The founder shares are identical to the ordinary shares included in the units being sold in our initial public offering except that (i) holders of the founder shares have the right to vote on the appointment of our directors prior to our initial business combination, (ii) the founder shares are subject to certain transfer restrictions, (iii) our initial shareholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination and (B) to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by August 16, 2023 (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame) and (iv) the founder shares will automatically convert into our Class A ordinary shares at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein and in our Amended and Restated Memorandum and Articles of Association, as amended.

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our initial shareholders and officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in making and managing investments in a similar business, although they may not participate in the formation of, or become an officer or director of, any other special purpose acquisition companies with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by August 16, 2023.

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

Our initial shareholders owns approximately 20% of our issued and outstanding ordinary shares. In addition, the founder shares, all of which are held by our initial shareholders, will entitle the initial shareholders to appoint all of our directors prior to our initial business combination. Holders of our public shares will have no right to vote on the appointment of directors during such time. These provisions of our Amended and Restated Memorandum and Articles of Association, as amended, may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to our initial business combination.

Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of its substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Amended and Restated Memorandum and Articles of Association, as amended, and approval of major corporate transactions. If our initial shareholders purchase any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its influence over these actions. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

RISKS RELATING TO OUR SECURITIES

The securities in which we may invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $11.07 per share.

The proceeds held in the trust account can be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Memorandum and Articles of Association, as amended, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $11.07 per share.

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

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Amended and Restated Memorandum and Articles of Association, as amended, provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. As a result, you would continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

We may issue additional Class A ordinary or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our Amended and Restated Memorandum and Articles of Association, as amended. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Amended and Restated Memorandum and Articles of Association, as amended, authorize the issuance of up to 400,000,000 Class A ordinary shares, par value $0.0001 per share, 40,000,000 Class B ordinary shares, par value $0.0001 per share and 4,000,000 undesignated preference shares, par value $0.0001 per share. There are 381,438,048 and 37,125,000 authorized but unissued Class A and Class B ordinary shares available, respectively, for issuance, which amount takes into account shares issuable to the underwriter and shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our Amended and Restated Memorandum and Articles of Association, as amended. Immediately after our initial public offering, there will be no preference shares issued and outstanding.

We may issue a substantial number of additional ordinary shares, and may issue preference shares, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our Amended and Restated Memorandum and Articles of Association, as amended. However, our Amended and Restated Memorandum and Articles of Association, as amended, provide, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional ordinary shares or preference shares:

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

Provisions in our Amended and Restated Memorandum and Articles of Association, as amended, may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our Amended and Restated Memorandum and Articles of Association, as amended, will contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of the Board of Directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

If we seek shareholder approval of our initial business combination, our initial shareholders, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholders, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares held by them, as well as any public shares purchased after our initial public offering, in favor of our initial business combination. Our initial shareholders and their permitted transferees owned approximately 20% of our issued and outstanding ordinary shares at the time of our extraordinary general meeting in November 2022 to extend the deadline to consummate a business combination. As a result of this meeting, 10,313,048 public shares were redeemed and our initial shareholder now own approximately 69% of the current issued and outstanding ordinary shares. As such, we will not require any of the public shares to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved.

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

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike some other blank check companies, if

(i)	we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price (as defined in the warrants) of less than $9.20 per share;

(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and

(iii)	the Market Value (as defined in the warrants) is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

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

We have issued warrants to purchase 17,260,000 of our Class A ordinary shares at a price of $11.50 per share (subject to adjustment). Our initial shareholders own an aggregate of 2,875,000 founder shares. The founder shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein and in our Amended and Restated Memorandum and Articles of Association, as amended. In addition, if our initial shareholders make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. To the extent we issue Class A ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

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

If we are unable to consummate our initial business combination by August 16, 2023, our public shareholders may be forced to wait beyond August 16, 2023 before redemption from our trust account.

If we are unable to consummate our initial business combination by August 16, 2023, we will distribute the aggregate amount then on deposit in the trust account (less up to $100,000 of any net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our Amended and Restated Memorandum and Articles of Association, as amended, prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond August 16, 2023 before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

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

Our corporate affairs are governed by our Amended and Restated Memorandum and Articles of Association, as amended, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and, potentially, non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The SEC’s proposed rules would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a company’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require the company to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the company’s registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $11.07 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even if we consummate an initial business combination prior to the 24-month anniversary of the effective date of the Registration Statement, as our charter currently contemplates, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to our initial business combination, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

Were we to be considered to be a “foreign person,” we might not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain investments that involve the acquisition of, or investment in, a U.S. business by a non-U.S. investor may be subject to review and approval by the Committee on Foreign Investment in the United States (“CFIUS”). Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. Significant CFIUS reform legislation, which was fully implemented through regulations that became effective on February 13, 2020, expanded the scope of CFIUS’s jurisdiction to investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

In addition, if our potential initial business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. Our Sponsor, OAC Sponsor, Ltd., is a Cayman Islands exempted company. Jay Madhu, our Chief Executive Officer and a director, as well as one of the three directors of our Sponsor, is a U.S. citizen and resident of the Cayman Islands. Wrendon Timothy, our Chief Financial Officer and a director, as well as one of the three directors of our Sponsor, is a resident of the Cayman Islands. Jason Butcher, a director of our Company and the third director of our Sponsor, is a resident of the Cayman Islands. A substantial portion of the capital contributions made to our Sponsor are from non-U.S. persons. Except as disclosed herein, the Sponsor has no other substantial ties with a non-U.S. person. However, if CFIUS has jurisdiction over our initial business combination, CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. If we were considered to be a “foreign person,” foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination could be limited and we could be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive the redemption value per share (as described above), and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Holders

Although there are a larger number of beneficial owners, at February 22, 2023, there was one holder of record of our units, two holders of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares and three holders of record of our warrants.

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

On August 16, 2021, our sponsor purchased an aggregate of 4,897,500 Private Placement Warrants at a price of $1.00 per warrant, for an aggregate purchase price of $4,897,500. This purchase took place on a private placement basis simultaneously with the completion of our initial public offering. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

There were no sales of unregistered securities during the year ended December 31, 2022.

Issuer Purchases of Equity Securities

None.

Use of Proceeds from the Initial Public Offering

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

As of August 16, 2021, a total of $116,725,000 of the net proceeds from our initial public offering and the simultaneous private placement were deposited in a trust account established for the benefit of the Company’s public shareholders. On November 9, 2022, the Company held an extraordinary general meeting. In connection with this meeting, holders of 10,318,048 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.22 per share, for an aggregate redemption amount of $105,424,960. A total of approximately $11,300,040 of the net proceeds from our initial public offering now remain in the trust account.

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

Upon the closing of our IPO and the private placement, $116,725,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO, including a portion of the proceeds from the private placement, was deposited in a trust account, located in the United States with Continental Stock Transfer & Trust Company acting as trustee, which may only be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the private placement warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

On November 9, 2022, the Company held an extraordinary general meeting (the “EGM”) of shareholders. At the EGM, the Company’s shareholders were presented the proposals to extend the date by which the Company must consummate a business combination (the “Termination Date”) from November 16, 2022 to August 16, 2023 (or such earlier date as determined by the Board of Directors) by amending the Company’s Amended and Restated Memorandum and Articles of Association (the “Extension Amendment Proposal”). The Extension Amendment Proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association (“Charter Amendment”) was approved. The Company filed the Charter Amendment with the Cayman Islands Registrar of Companies on November 11, 2022.

In connection with the vote to approve the Extension Amendment Proposal, the holders of 10,313,048 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.22 per share, for an aggregate redemption amount of  $105,424,960 in connection with the Extension Amendment Proposal.

The Sponsor agreed to contribute to us a loan of $575,000 (the “Extension Loan”), to be deposited into the trust account to extend the Termination Date from November 16, 2022 to August 16, 2023. On November 14, 2022, the Company issued a promissory note (the “Extension Note”) in the aggregate principal amount of $575,000 to the Sponsor, in connection with the Extension Loan. The Extension Loan was deposited into the trust account on November 15, 2022.

The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of an initial business combination, or (b) the date of the liquidation of the Company.

We have until August 16, 2023 to complete the initial Business Combination (the “Combination Period”). However, if we are unable to complete the initial Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay the our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

At December 31, 2022, approximately $12.8 million was held in Trust for possible redemption of 1,186,952 Class A ordinary shares at approximately $10.81 per share.

Liquidity and Capital Resources

As of December 31, 2022 we had cash of approximately $212,000 and a working capital of approximately $110,000 to satisfy our liquidity needs.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such working capital loans by our sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of December 31, 2022, there were no amounts outstanding under any working capital loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or six months from this filing. Over this time period, we will be using these funds to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of this Annual Report on Form 10-K and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of this Annual Report on Form 10-K.

Results of Operations

As of December 31, 2022, we had not commenced any operations. All activity for the year ended December 31, 2022 and the period from April 12, 2021 (inception) through December 31, 2021 relates to our formation and the Initial Public Offering, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income and unrealized gains from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Net Income for the year ended December 31, 2022 was $7.18 million, or $0.546 basic and diluted earnings per share, which consisted of an approximately $487,000 in general and administrative expenses, $964,000 in interest income and approximately $6.7 million gain on warrant liability revaluation.

For the period from April 12, 2021 (inception) through to December 31, 2021, we had a net loss of approximately $3.54 million, which consisted of an approximately $86,000 in general and administrative expenses and approximately $3.46 million loss on warrant liability revaluation.

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date that our securities are first listed, we agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our founding team. Upon completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. For the year ended December 31, 2022, the Company recorded expenses of $100,000 (2021: $50,000) respectively, to the Sponsor under the Administrative Agreement.

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

The 17,260,000 warrants issued on August 16, 2021 in connection with the IPO and the private placement (including the 11,500,000 warrants included in the Units and the 5,760,000 private placement warrants) are recognized as derivative liabilities in accordance with ASC 815. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Black-Scholes option pricing model simulation model and subsequently, the fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants beginning on December 31, 2021 and through to December 31, 2022. The fair value of the Private Warrants has been estimated initially and subsequently, as of December 31, 2022, using a Black-Scholes option pricing model. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly.

Class A Ordinary Shares Subject to Possible Redemption

As of December 31, 2022, there were 1,301,952 Class A ordinary shares issued or outstanding. We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and be subject to occurrence of uncertain future events. Accordingly, at December 31, 2022, 1,186,952 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K (December 31, 2022). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to our accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

To respond to the material weakness identified during the first quarter of 2023 related to our accounting for complex financial instruments, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our internal control over financial reporting was not effective.

Management believes that the material weaknesses set forth above did not have an effect on our financial results.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the year ended December 31, 2022 covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

To respond to the material weakness identified during the first quarter of 2023 related to our accounting for complex financial instruments, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Jay Madhu	55	Chief Executive Officer, President, and Chairman of the Board of Directors
Wrendon Timothy	43	Chief Financial Officer, Treasurer, Secretary and Director
Jason Butcher	48	Director
Allan Martin	57	Director
William L. Yankus	63	Director

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

Wrendon Timothy has been our Chief Financial Officer, Treasurer, Secretary and director since April 2021. He has served as a director, chief financial officer and corporate secretary of Oxbridge Re Holdings Limited (NASDAQ: OXBR), a Cayman Islands based NASDAQ-listed reinsurance holding company. He has served in the positions of chief financial officer and corporate secretary since August 2013 and as a director since November 2021. In his role, he has provided financial and accounting consulting services with a focus on technical and SEC reporting, compliance, internal auditing, corporate governance, mergers & acquisitions analysis, risk management, and CFO and controller services. Mr. Timothy also serves as an executive and director of Oxbridge Reinsurance Limited and Oxbridge Re NS, the wholly-owned licensed reinsurance subsidiaries of Oxbridge Re. Mr. Timothy also serves as a director of our company’s sponsor, OAC Sponsor Ltd.

Mr. Timothy started his financial career at PricewaterhouseCoopers (Trinidad) in 2004 as an Associate in their assurance division, performing external and internal audit work, and tax-related services. Throughout his career progression and transitions through KPMG Trinidad and PricewaterhouseCoopers (Cayman Islands), Mr. Timothy has successfully delivered services across both the public and private sectors, spanning insurance and reinsurance, banking, hedge funds, trusts, investment management, manufacturing, beverage, construction, glass, healthcare, retail, construction, marketing, restaurant, software, sports, and tourism industries. Mr. Timothy management roles allowed him to be heavily involved in the planning, budgeting, and leadership of engagement teams, serving as a liaison for senior client management, and advising on technical accounting matters. Mr. Timothy is a Fellow of the Association of Chartered Certified Accountants (ACCA), a Chartered Corporate Secretary and also holds a Postgraduate Diploma in Business Administration and a Master of Business Administration, with Distinction (with a Specialism in Finance (with Distinction), from Heriot Watt University in Edinburg, Scotland. Mr. Timothy holds directorship and leadership roles with a number of privately-held companies, and also serves on various not-for-profit organizations, including his governance role as Chairman of Audit & Risk Committee of The Utility Regulation & Competition Office of the Cayman Islands. Mr. Timothy is an active Fellow Member of the ACCA, an active member of the Cayman Islands Institute of Professional Accountants (CIIPA), and an active Associate Member of the Chartered Governance Institute (formerly the Institute of Chartered Secretaries and Administrators).

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

Mr. Butcher is the founder of Parallel Payments and has served as the Chief Executive Officer and a director of Parallel Payments since 2010. Parallel Payments is currently a US licensed money service provider that offers a digital infrastructure for online payments and money services to institutions, consumers, and businesses. Mr. Butcher is also the founder of WiPay Cayman, Broadbase Consulting and Orbit Capital, and a number of other Cayman Islands-based companies in the field of technology development, property development, technology consulting, tourism and investment holdings, respectively. He also serves (or has served) as a director on the boards of these companies.

Mr. Butcher also serves as board member and advisor for a number of payments, fintech businesses and associations including the Emerging Payments Association, a UK commercial membership association of payment industry influencers whose members collectively transact more than six trillion British pounds (£6,000,000,000,000) annually and employing over 300,000 staff.

Mr. Butcher brings significant leadership, advisory, investment, and technology development experience to our Board.

Allan S. Martin has been one of our independent directors since August 2021. Mr. Martin is the co-founder of Lumina Analytics, an artificial intelligence technology and big data analytics technology company founded in 2015. Lumina’s proprietary deep web listening algorithms uncover risk, provide timely, actionable information and help prevent catastrophic loss. Mr. Martin currently serves as Chairman and Chief Executive Officer. Mr. Martin served as a director & Nominating & Corporate Governance Committee Chair of Oxbridge Re Holdings Limited (NASDAQ: OXBR) from April 2013 through to May 2017. From October 2009 to present, Mr. Martin has been CEO of Atlantic Merchant Capital Investors, a private equity firm based in Tampa, Florida that focuses on the origination of proprietary private equity transactions in financial services and data analytics. Prior to that, from June 2005 to September 2009, Mr. Martin was CEO of Mortgage Contracting Services (MCS) of Tampa, Florida and led a successful leveraged buy-out of the firm in 2005. MCS is a national mortgage field services company. He was a founder and advisory board member of USAmeribank from 2006 to 2010. From January 2010 to December 2017, Mr. Martin was a director of Florida Capital Group and its subsidiary, Florida Capital Bank. During that time, he also served as the bank’s audit chair. Mr. Martin has been a director of Moffitt Medical Group since March 2013 and was Chairman until January 2021. He also serves as an officer and director of several additional portfolio companies of Atlantic Merchant Capital Partners. Mr. Martin is a past trustee of Jesuit High School of Tampa, and currently managing partner of Fleur De Lis Partners, a private investment group, and chairman of the Martin Family Foundation. Mr. Martin obtained his Bachelor of Science in Business Administration with a Major in Accounting from the University of Southern Maine in May 1987. He began his career with Touche Ross & Co (today Deloitte) before beginning his entrepreneurial career.

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

From September 2011 to June 2015, Mr. Yankus served as Managing Director for Sterne Agee, one of the oldest privately owned financial services firm in the USA. Sterne Agee offered wealth management and investment services to a diverse client base and custodies nearly $26 billion in client assets. Prior to Sterne Agee, Mr. Yankus also held executive and leadership roles with other reputable financial services and investment banking firms, including serving as Head of Insurance Research at Macquarie Group from December 2009 to November 2010, Managing Director-Insurance Research for Fox-Pitt, Kelton from May 1993 to November 2009, and Vice President, Insurance Research at Conning & Company from June 1985 to Apr 1993. He completed the CFA program in 1989 and passed the CT uniform CPA exam in 1984. He received his B.A. degree in Economics and Accounting from The College of the Holy Cross.

Mr. Yankus brings significant leadership, insurance, public company, mergers & acquisitions, corporate governance and investment banking experience to our Board of Directors.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Holders of our founder shares will have the right to appoint all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the appointment of directors during such time. These provisions of our Amended and Restated Memorandum and Articles of Association, as amended, may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our Board of Directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founder shares.

Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our Amended and Restated Memorandum and Articles of Association, as amended, as it deems appropriate. Our Amended and Restated Memorandum and Articles of Association, as amended, provides that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the Board of Directors.

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

Audit Committee

The members of our audit committee are: Jason Butcher, William Yankus and Allan Martin, and Mr. Martin serves as chair of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that each of Messrs. Martin and Yankus qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise. We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing: (i) the independent registered public accounting firm’s internal quality-control procedures; (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues; and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our Compensation Committee are Messrs. Martin, Butcher and Yankus, and Mr. Yankus serves as chair of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

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

You are able to review these documents by accessing our website at www.oxbridgeaq.com. In addition, a copy of the Code of Conduct and Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Conduct and Ethics in a Current Report on Form 8-K.

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

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the Amended and Restated Memorandum and Articles of Association, as amended, or alternatively by shareholder approval at general meetings.

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our Amended and Restated Memorandum and Articles of Association, as amended, provide that, subject to his or her fiduciary duties under Cayman Islands law, no director or officer shall be disqualified or prevented from contracting with the company nor shall any contract or transaction entered into by or on behalf of the company in which any director shall have an interest be liable to be avoided provided that the director provides full and frank disclosure of the nature of the interest prior to its approval. A director shall be at liberty to vote in respect of any contract or transaction in which he or she is interested provided that the nature of such interest shall be disclosed at or prior to its consideration or any vote thereon by the board of directors. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial shareholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination by August 16, 2023. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants (and the underlying securities) will expire worthless. Our initial shareholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the date of the consummation of our initial business combination; or (ii) the date on which we consummate a liquidation, merger, stock exchange, or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities, or other property (except as described under the section entitled “Principal Shareholders — Restrictions on Transfers of Founder Shares and private placement warrants” in our IPO prospectus filed with the SEC). Any permitted transferees will be subject to the same restrictions and other agreements of our initial shareholders with respect to any founder shares. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within any 30-trading day period commencing 150 days after our initial business combination, the founder shares will no longer be subject to such transfer restrictions. With certain limited exceptions, the private placement warrants and the Class A ordinary shares underlying such warrants, will not be transferable, assignable or saleable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own ordinary shares and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

Limitation on Liability and Indemnification of Directors and Officers

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our Amended and Restated Memorandum and Articles of Association, as amended, provide for indemnification of our officers and directors to the maximum extent permitted by applicable law, including for any liability incurred in their capacities as such, except through their own actual fraud or willful default. We may purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. Under our Administrative Services Agreement, our sponsor is entitled to receive monthly recurring expenses of $10,000 for office space, administrative and support services. Upon completion of the initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of the initial business combination (or liquidation) takes up to August 16, 2023, the Sponsor will be entitled to a total of $250,000 for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

	Class A Ordinary shares		Class B Ordinary shares
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Class A Common Stock	Number of Shares Beneficially Owned		Percentage of Outstanding Class B Common Stock
OAC Sponsor Ltd. (2)	—	—	2,875,000	(3)	100%

Jay Madhu	—	—	—		—
Wrendon Timothy	—	—	—		—
Jason Butcher	—	—	—		—
Allan Martin	—	—	—		—
William Yankus	—	—	—		—
Owl Creek Asset Management, L.P. (4)	166,000	12.75%
All officers and directors as a group (5 individuals)	—	—	—		—

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Oxbridge Acquisition Corp. Suite 201, 42 Edward Street, George Town, Grand Cayman, Cayman Islands

(2)	OAC Sponsor Ltd. is the record holder of the shares reported herein. Each of our directors and officers have direct or indirect membership interests in OAC Sponsor Ltd. OAC Sponsor Ltd. is governed and controlled by a board of directors of 3 members, Jay Madhu, Wrendon Timothy, and Jason Butcher. Each director has one vote, and the approval of a majority is required to approve an action. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by a majority comprised of two or more individuals of a three-member (or greater) board, and a voting and dispositive decision requires the approval of a majority of those individuals, none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to OAC Sponsor Ltd. Based on the foregoing, no director exercises voting or dispositive control over any of the securities held by OAC Sponsor Ltd. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares and, for the avoidance of doubt, each expressly disclaims any such beneficial interest to the extent of any pecuniary interest he may have therein, directly or indirectly. Each of our officers, directors and advisors is, directly or indirectly, a member of our sponsor.

(3)	Represents Class B ordinary shares held by our sponsor.

(4)	Based solely upon information contained in the Schedule 13G filed with the SEC on February 9, 2023 by Owl Creek Asset Management, L.P. The address of the business office of the foregoing reporting person 640 Fifth Avenue, New York, NY 10019.

Our sponsor currently beneficially owns approximately 69% of the issued and outstanding shares of our ordinary shares. Our sponsor will have the right to elect all of our directors prior to the consummation of our initial business combination as a result of holding all of the founder shares. In addition, because of this ownership block, our sponsor may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

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

On November 9, 2022, the Company held an extraordinary general meeting (the “EGM”) of shareholders. At the EGM, the Company’s shareholders were presented the proposals to extend the date by which the Company must consummate a business combination (the “Termination Date”) from November 16, 2022 to August 16, 2023 (or such earlier date as determined by the Board of Directors) by amending the Company’s Amended and Restated Memorandum and Articles of Association (the “Extension Amendment Proposal”). The Extension Amendment Proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association (“Charter Amendment”) was approved. The Company filed the Charter Amendment with the Cayman Islands Registrar of Companies on November 11, 2022.

In connection with the vote to approve the Extension Amendment Proposal, the holders of 10,313,048 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.22 per share, for an aggregate redemption amount of $105,424,960 in connection with the Extension Amendment Proposal.

The sponsor agreed to contribute to us a loan of $575,000 (the “Extension Loan”), to be deposited into the trust account to extend the Termination Date from November 16, 2022 to August 16, 2023. On November 14, 2022, the Company issued a promissory note in the aggregate principal amount of $575,000 to the sponsor, in connection with the Extension Loan. The Extension Loan was deposited into the trust account on November 15, 2022.

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

On April 19, 2021, the Sponsor agreed to loan us an aggregate of up to $300,000 to cover for expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was payable upon the earlier of September 30, 2021 or the completion of the IPO. The loan amounted to $195,175 and was repaid upon the closing of the IPO out of offering proceeds not held in the trust account.

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

On November 9, 2022, the Company held an extraordinary general meeting (the “EGM”) of shareholders. At the EGM, the Company’s shareholders were presented the proposals to extend the date by which the Company must consummate a business combination (the “Termination Date”) from November 16, 2022 to August 16, 2023 (or such earlier date as determined by the Board of Directors) by amending the Company’s Amended and Restated Memorandum and Articles of Association (the “Extension Amendment Proposal”). The Extension Amendment Proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association (“Charter Amendment”) was approved. The Company filed the Charter Amendment with the Cayman Islands Registrar of Companies on November 11, 2022.

In connection with the vote to approve the Extension Amendment Proposal, the holders of 10,313,048 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.22 per share, for an aggregate redemption amount of $105,424,960 in connection with the Extension Amendment Proposal.

The sponsor agreed to contribute to us a loan of $575,000 (the “Extension Loan”), to be deposited into the trust account to extend the Termination Date from November 16, 2022 to August 16, 2023. On November 14, 2022, the Company issued a promissory note (the “Extension Note”) in the aggregate principal amount of $575,000 to the sponsor, in connection with the Extension Loan. The Extension Loan was deposited into the trust account on November 15, 2022.

The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of an initial business combination, or (b) the date of the liquidation of the Company.

Following the closing of our IPO, we pay our sponsor $10,000 per month for office space, administrative and support services pursuant to the terms of an administrative services agreement between us and an affiliate of our sponsor. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor, founders, directors and officers or any of their respective affiliates may, but none of them are obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity (the “Working Capital Warrants”) at a price of $1.00 per warrant at the option of the lender. The Working Capital Warrants would be identical to the private placement warrants issued to our sponsor. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, founders, directors and officers or any of their respective affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of December 31, 2022, we did not have any outstanding borrowings under the Working Capital Loans. Any of the foregoing payments to our sponsor, repayments of loans from our sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the trust account.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by HJ&S in connection with regulatory filings. The aggregate fees billed by HJ&S for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 totaled $40,000 and for the period from April 12, 2021 (inception) through December 31, 2021 totaled $81,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay HJ&S for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022, or for the period from April 12, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay HJ&S for tax planning and tax advice standards for the year ended December 31, 2022, or for the period from April 12, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay HJ&S for other services standards for the year ended December 31, 2022, or for the period from April 12, 2021 (inception) through December 31, 2021.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this annual report on Form 10-K:

(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits on pages are filed or incorporated by reference as part of this annual report on Form 10-K.

ITEM 16	FORM 10-K SUMMARY

None.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of Oxbridge Acquisition Corp., as amended (incorporated by reference to Exhibit 3.1 of Oxbridge Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on November 14, 2022).
4.1	Warrant Agreement, dated August 11, 2021, by and between Oxbridge Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of Oxbridge Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 17, 2021).
4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-1 filed with the SEC on July 30, 2021).
4.3	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-1 filed with the SEC on July 30, 2021).
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-1 filed with the SEC on July 30, 2021).
4.5*	Description of Securities
10.1	Letter Agreement, dated August 11, 2021, by and among Oxbridge Acquisition Corp., its executive officers, its directors, and OAC Sponsor Ltd. (incorporated by reference to Exhibit 10.1 of Oxbridge Acquisition Corp.’s Current Report on Form 8 K filed with the SEC on August 17, 2021).
10.2	Investment Management Trust Agreement, dated August 11, 2021, by and between Oxbridge Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 of Oxbridge Acquisition Corp.’s Current Report on Form 8 K filed with the SEC on August 17, 2021).
10.3	Registration Rights Agreement, dated August 11, 2021, by and among Oxbridge Acquisition Corp., OAC Sponsor Ltd. and Maxim Partners LLC (incorporated by reference to Exhibit 10.3 of Oxbridge Acquisition Corp.’s Current Report on Form 8 K filed with the SEC on August 17, 2021).
10.4	Private Placement Warrants Purchase Agreement, dated August 11, 2021, by and among Oxbridge Acquisition Corp., OAC Sponsor Ltd. and Maxim Partners LLC (incorporated by reference to Exhibit 10.4 of Oxbridge Acquisition Corp.’s Current Report on Form 8 K filed with the SEC on August 17, 2021).
10.5	Administrative Services Agreement, dated August 11, 2021, between Oxbridge Acquisition Corp. and OAC Sponsor Ltd. (incorporated by reference to Exhibit 10.5 of Oxbridge Acquisition Corp.’s Current Report on Form 8 K filed with the SEC on August 17, 2021
10.6	Indemnity Agreements, each dated as of August 11, 2021, by and between Oxbridge Acquisition Corp. and each of the officers and directors of Oxbridge Acquisition Corp (incorporated by reference to Exhibit 10.6 Oxbridge Acquisition Corp.’s Quarterly Report on Form 10—Q filed with the SEC on September 27, 2021)
10.7	Promissory Note, dated November 14, 2022, issued to OAC Sponsor Ltd. (incorporated by reference to Exhibit 10.1 of Oxbridge Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on November 14, 2022).
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Oxbridge Acquisition Corp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Cash Flows, (v) Statements of Changes in Shareholders’ Deficit and (vi) Notes to Financial Statements.

* - filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February, 2023.

Oxbridge Acquisition Corp.

By:	/s/ Jay Madhu
Name:	Jay Madhu
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jay Madhu	Chairman, Chief Executive Officer and President	February 22, 2023
Jay Madhu	(Principal Executive Officer)

/s/ Wrendon Timothy	Chief Financial Officer, Director, Secretary and Treasurer	February 22, 2023
Wrendon Timothy	(Principal Financial and Accounting Officer)

/s/ Jason Butcher	Director	February 22, 2023
Jason Butcher

/s/ Allan Martin	Director	February 22, 2023
Allan Martin

/s/ William Yankus	Director	February 22, 2023
William Yankus

OXBRIDGE ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1
Financial Statements:
Balance Sheets as of December 31, 2022 and 2021 (As restated)	F-2
Statements of Operations, For the Year ended December 31, 2022 and For the Period from April 12, 2021 (inception) through December 31, 2021 (As restated)	F-3
Statement of Changes in Shareholders Deficit For the Year ended December 31, 2022 and For the Period from April 12, 2021 (inception) through December 31, 2021 (As restated)	F-4
Statements of Cash Flows, For the Year ended December 31, 2022 and For the Period from April 12, 2021 (inception) through December 31, 2021 (As restated)	F-5
Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Oxbridge Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Oxbridge Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021 (as restated), the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2022 and for the period from April 12, 2021 (inception) through December 31, 2021 (as restated), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 (as restated), and the results of its operations and its cash for the year ended December 31, 2022 and the period from April 12, 2021 (inception) through December 31, 2021 (as restated), in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to complete a business combination by August 16, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ HACKER JOHNSON & SMITH PA

Hacker Johnson & Smith PA

We have served as the Company’s auditor since 2021.

Tampa, Florida

February 22, 2023

PCAOB ID #400

OXBRIDGE ACQUISITION CORP.

Balance Sheet

	December 31,	December 31,
	2022	2021
		(as restated)
Assets
Current assets
Cash	$211,718	$614,395
Accrued interest, prepaid expenses and other receivables	3,593	81
Total current assets	215,311	614,476
Marketable securities held in Trust Account	12,834,629	116,725,000
Total Assets	$13,049,940	$117,339,476

Liabilities and Shareholders’ Deficit
Current liabilities
Due to affiliates	$3,861	$-
Accrued expenses	97,981	18,000
Total current liabilities	101,842	18,000
Promissory note payable	575,000	-
Deferred underwriting commissions	4,025,000	4,025,000
Derivative warrant liabilities	369,902	7,069,300
Total liabilities	5,071,744	11,112,300

Commitments and Contingencies
Class A ordinary shares; 1,186,952 (2021:11,500,000) shares subject to possible redemption (at redemption value)	12,834,629	116,725,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 4,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 115,000 (2021: 115,000) issued and outstanding (excluding 1,186,952 (2021: 11,500,000) shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital, net of offering costs	-	-
Accumulated Deficit	(4,856,721)	(10,498,112)
Total shareholders’ deficit	(4,856,433)	(10,497,824)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$13,049,940	$117,339,476

The accompanying notes are an integral part of financial statements.

OXBRIDGE ACQUISITION CORP.

Statement of Operations

	Year Ended December 31, 2022	Period from April 12, 2021 (inception) through December 31, 2021
		(as restated)
Expenses
General and administrative expenses	$(487,072)	$(85,515)
Loss from operations	(487,072)	(85,515)
Change in fair value of warrant liabilities	6,699,398	(3,456,800)
Other income
Other interest income	4,065	443
Interest earned on marketable securities held in trust account	959,589	-
Net income (loss)	$7,175,980	$(3,541,872)
Earnings (loss) per share:
Basic weighted average shares outstanding	13,133,764	14,490,000
Diluted weighted average shares outstanding	13,133,764	14,490,000
Basic and diluted net earnings (loss) per ordinary share	$0.546	$(0.244)

The accompanying notes are an integral part of financial statements.

OXBRIDGE ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

YEAR ENDED DECEMBER 31, 2022 AND THE PERIOD FROM APRIL 12, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021 (as restated)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – April 12, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	2,875,000	288	24,712	-	25,000
Issuance of Class A ordinary shares (net of offering costs)	11,615,000	1,161	-	-	103,983,884	-	103,985,045
Issuance of private placement warrants	-	-	-	-	5,760,000	-	5,760,000
Class A Ordinary shares reclassified to Commitments subject to possible redemption	(11,500,000)	(1,161)	-	-	(101,227,174)	-	(101,228,335)
Accretion for Class A Ordinary Shares to redemption amount					(8,541,422)	(6,956,240)	(15,497,662)
Net loss	-	-	-	-	-	(3,541,872)	(3,541,872)
Balance - December 31, 2021 (as restated)	115,000	$-	2,875,000	$288	$-	$(10,498,112)	$(10,497,824)

Accretion for Class A Ordinary Shares to redemption amount	-	-	-	-	-	(1,534,589)	(1,534,589)
Net income	-	-	-	-	-	7,175,980	7,175,980
Balance - December 31, 2022	115,000	$-	2,875,000	$288	$-	$(4,856,721)	$(4,856,433)

The accompanying notes are an integral part of financial statements.

OXBRIDGE ACQUISITION CORP.

Statements of Cash Flows

		Period from
		April 12, 2021
	Year ended December 31, 2022	(inception) through December 31, 2021
		(as restated)

Cash flows from Operating Activities:
Net income (loss)	$7,175,980	$(3,541,872)
Adjustments to reconcile net income to cash used in operating activities
Change in fair value of warrant liabilities	(6,699,398)	3,456,800
Income earned on marketable securities held in Trust Account	(959,589)	-

Changes in operating assets and liabilities:
Accrued interest receivable	-	(81)
Prepaid expenses and other receivables	(3,512)	-
Due to affiliates	3,861	45,833
Accrued expenses	79,981	18,000
Net cash used in operating activities	$(402,677)	$(21,320)

Cash flows from Investing Activities:
Proceeds from liquidation of marketable securities held in Trust Account	105,424,960	-
Investment in Trust Account	(575,000)	(116,725,000)
Net cash provided by (used in) investing activities	$104,849,960	$(116,725,000)

Cash flows from Financing Activities:
Redemption of 10,313,048 Class A Ordinary Shares	(105,424,960)	-
Proceeds from issuance of promissory note	575,000	-
Proceeds from issuance of Class B ordinary shares	-	25,000
Proceeds from issuance of private placement warrants	-	5,760,000
Proceeds from issuance of units (net of offering costs)	-	111,575,715
Net cash (used in) provided by financing activities	$(104,849,960)	$117,360,715

Net Change in Cash	(402,677)	614,395
Cash – Beginning of period	614,395	-
Cash – Ending of period	$211,718	$614,395

Supplemental disclosure of non-cashflow information
Deferred underwriting commissions in connection with the initial public offering	$-	$4,025,000
Derivative warrant liabilities issued in connection with the initial public offering	$-	$3,612,500
Accretion for Class A ordinary shares to redemption amount	$1,534,589	$15,497,662

The accompanying notes are an integral part of financial statements.

OXBRIDGE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from April 12, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”) described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on marketable securities from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

DECEMBER 31, 2022

Note 1—Description of Organization and Business Operations (continued)

The Company will provide the holders (the “Public Shareholders”) of its Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (anticipated to be approximately $11.07 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. These Public Shares have been classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the business combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, as amended (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholder (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholder have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Company’s Sponsor (the “Initial Shareholder”) officers and directors have agreed not to propose an amendment to Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to allow redemption in connection with our initial business combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination by August 16, 2023, as described in more detail in the prospectus for the IPO) (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

OXBRIDGE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The Initial Shareholder, officers and directors have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholder or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. Maxim has agreed to waive their rights to its deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be approximately $11.07 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2022 the Company had cash of approximately $212,000 and a working capital of approximately $110,000 to satisfy the Company’s liquidity needs. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.

OXBRIDGE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and in accordance with the instructions to Form 10-K and Article 8 of Regulation S-X of the SEC.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance GAAP, management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by August 16, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 16, 2023.

Management’s plans to address this need for capital through potential loans from certain of our affiliates. However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses.

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

DECEMBER 31, 2022

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

A material estimate that is particularly susceptible to significant change in the near-term relates to the fair value of the derivative warrant liabilities. Although considerable variability is likely to be inherent in this estimate, management believes that the amounts provided are reasonable. This estimate is continually reviewed and adjusted if necessary. Such adjustment is reflected in current operations.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022, the Company had approximately $212,000 of cash and cash equivalents.

Marketable Securities Held in Trust Account

At December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

DECEMBER 31, 2022

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

The 17,260,000 warrants issued on August 16, 2021 in connection with the IPO and the Private Placement (including the 11,500,000 warrants included in the Units and the 5,760,000 Private Placement Warrants) are recognized as derivative liabilities in accordance with ASC 815. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Black-Scholes option pricing model and subsequently, the fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants beginning from December 31, 2021, and through to December 31, 2022. The fair value of the Private Warrants has been estimated initially and subsequently, as of December 31, 2022, using a version of the Black-Scholes option pricing model. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly.

Class A Ordinary Shares Subject to Possible Redemption

As of December 31, 2022, there were 1,301,952 Class A ordinary shares issued or outstanding. The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and be subject to occurrence of uncertain future events. Accordingly, at December 31, 2022, 1,186,952 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Earnings (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. Earnings (Loss) per ordinary share is computed by dividing earnings (loss) by the weighted average number of ordinary shares outstanding during the period.

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

At December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company due to the exercise price exceeding the average market price of the Company’s ordinary share during the year ended December 31, 2022. As a result, diluted earnings per share is the same as basic earnings per share for the year ended December 31, 2022.

At December 31, 2021, due to net loss the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the loss of the Company. As a result, diluted loss per share is the same as basic loss per share for the period ended December 31, 2021.

The following table reflects the calculation of basic and diluted net earnings (loss) per share (in dollars, except per share amounts):

	For the Year Ended December 31, 2022		For the Period from April 12, 2021 (Inception) Through December 31, 2021 (as restated)
	Class A	Class B	Class A	Class B
Basic and diluted earnings (loss) per ordinary share
Numerator:
Allocation of net earnings (loss)	$5,605,148	$1,570,832	$(2,839,120)	$(702,753)
Denominator:
Basic and diluted weighted average shares outstanding	10,258,764	2,875,000	11,615,000	2,875,000
Basic and diluted net earnings (loss) per ordinary share	$0.546	$0.546	$(0.244)	$(0.244)

OXBRIDGE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Reclassifications

Any reclassifications of prior year amounts have been made to conform to the current period presentation.

OXBRIDGE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

DECEMBER 31, 2022

Note 4—Related Party Transactions (continued)

Related Party Loans

On April 19, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was payable upon the earlier of September 30, 2021 or the completion of the IPO. The loan amounted to $195,175 and was repaid upon the closing of the IPO out of offering proceeds not held in the Trust Account.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, other Initial Shareholder, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant. As of December 31, 2022, the Company did not have any outstanding borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the effective date of the Company’s IPO, the Company agreed to pay its Sponsor a total of up to $10,000 per month, for office space, utilities, secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022, and for the period ending December 31, 2021, the Company recorded expenses of $100,000 and $50,000, respectively, to the Sponsor under the Administrative Services Agreement.

Extension Amendment Proposal and Promissory Note

On November 9, 2022, the Company held an extraordinary general meeting (the “EGM”) of shareholders. At the EGM, the Company’s shareholders were presented the proposals to extend the date by which the Company must consummate a business combination (the “Termination Date”) from November 16, 2022 to August 16, 2023 (or such earlier date as determined by the Board of Directors) by amending the Company’s Amended and Restated Memorandum and Articles of Association (the “Extension Amendment Proposal”). The Extension Amendment Proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association (“Charter Amendment”) was approved. The Company filed the Charter Amendment with the Cayman Islands Registrar of Companies on November 11, 2022.

In connection with the vote to approve the Extension Amendment Proposal, the holders of 10,313,048 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.22 per share, for an aggregate redemption amount of $105,424,960 in connection with the Extension Amendment Proposal.

The sponsor has agreed to contribute to us a loan of $575,000 (the “Extension Loan”), to be deposited into the trust account to extend the Termination Date from November 16, 2022 to August 16, 2023. On November 14, 2022, the Company issued a promissory note (the “Extension Note”) in the aggregate principal amount of $575,000 to the sponsor, in connection with the Extension Loan. The Extension Loan will be deposited into the trust account on or around November 15, 2022.

The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of an initial business combination, or (b) the date of the liquidation of the Company.

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

DECEMBER 31, 2022

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of this Annual Report on Form 10-K and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of this Annual Report on Form 10-K.

Note 6 – Derivative Warrant Liabilities

As of December 31, 2022, the Company had 11,500,000 Public Warrants and 5,760,000 Private Placement Warrants, outstanding.

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

DECEMBER 31, 2022

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

DECEMBER 31, 2022

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

The Company has accounted for the 17,260,000 warrants issued in connection with the IPO (including 11,500,000 Public Warrants and 5,760,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company has classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. For the year ended December 31, 2022 and the period from April 12, 2021 (inception) to December 31, 2021, the Company recognized a gain (loss) on revaluation of approximately $6.7 million and ($3.5 million), respectively.

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

OXBRIDGE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 7 - Fair Value Measurements

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of the initial issuance date, December 31, 2022 and 2021, by level within the fair value hierarchy:

	Fair Value Measurements Using
At December 31, 2022	(Level 1)	(Level 2)	(Level 3)	Total
Description
Liabilities:
Warrant liabilities - public warrants	$368,000	$-	$-	$368,000
Warrant liabilities - private warrants	-	-	1,902	1,902
Total	$368,000	$-	$1,902	$369,902

	Fair Value Measurements Using
At December 31, 2021	(Level 1)	(Level 2)	(Level 3)	Total
Description
Liabilities:
Warrant liabilities - public warrants	$4,655,200	$-	$-	$4,655,200
Warrant liabilities - private warrants	-	-	2,414,100	2,414,100
Total	$4,655,200	$-	$2,414,100	$7,069,300

The Public Warrants issued in connection with the Public Offering and the Private Placement Warrants were initially and subsequently measured at fair value using a Black-Scholes option pricing model. The subsequent measurement of the Public Warrants as of December 31, 2022, and December 31, 2021, are classified as Level 1 due to the use of an observable market quote in an active market.

The Company utilizes a Black-Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of earnings. The estimated fair value of the Private Placement Warrant liability is determined using Level 3 inputs. Inherent in the Black-Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on historical volatility of its stock price. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The Company used the modified extension date deadline of August 16, 2023, to determine the estimated life of the warrants. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2022. There were no transfers between Levels 1, 2 or 3 during the period from April 12, 2021 (inception) through December 31, 2021, other than the transfer of public warrants liabilities from Level 3 to Level 1.

The following table provides quantitative information regarding Level 3 fair value measurements inputs for private placement warrants at their measurement dates:

	At December 31, 2022	At December 31, 2021

Share price	$10.45	$9.90
Exercise price	$11.5	$11.5
Expected dividend yield	0%	0%
Expected volatility	2.97%	24.00%
Risk-free interest rate	4.85%	0.54%
Expected life (in years)	0.67	0.98

OXBRIDGE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 7 - Fair Value Measurements (continued)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

	Private Placement Warrants	Public Warrants	Warrant Liabilities

Fair value of Level 3 warrants at January 1, 2022	$2,414,100	$-	$2,414,100
Change in valuation inputs or other assumptions	(2,412,198)	-	(2,412,198)
Fair value of Level 3 warrants at December 31, 2022	$1,902	$-	$1,902

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement Warrants	Public Warrants	Total Warrant Liabilities

Fair value as of January 1, 2022	$2,414,100	$4,655,200	$7,069,300
Change in valuation inputs or other assumptions	(2,412,198)	(4,287,200)	(6,699,398)
Fair value as of December 31, 2022	$1,902	$368,000	$369,902

Note 8—Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 4,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 1,301,952 and 11,615,000, respectively, Class A ordinary shares outstanding, of which 1,186,952 and 11,500,000, respectively, has been classified as temporary equity due to its redeemable nature.

Class B Ordinary Shares—The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At December 31, 2022, there were 2,875,000 Class B ordinary shares issued and outstanding. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by applicable law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the appointment of the Company’s directors prior to the initial Business Combination.

OXBRIDGE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 8—Shareholders’ Deficit (continued)

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

