Form 10-Q
period 2023-03-31
Oxbridge Acquisition Corp.
filed 2023-05-12
CIK 1861622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, there were 1,301,952 of the Company’s Class A ordinary shares, par value $0.0001, and 2,875,000 of the Company’s Class B ordinary shares, par value $0.0001, issued and outstanding.

OXBRIDGE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

OXBRIDGE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Cash	$66,391	$211,718
Accrued interest, prepaid expenses and other receivables	24,925	3,593
Marketable securities held in Trust Account	12,970,811	12,834,629
Total Current Assets	$13,062,127	$13,049,940

Liabilities and Shareholders’ Equity
Current liabilities
Due to affiliates	$-	$3,861
Accrued expenses	340,155	97,981
Total current liabilities	340,155	101,842
Promissory note payable	575,000	575,000
Deferred underwriting commissions	4,025,000	4,025,000
Derivative warrant liabilities	759,021	369,902
Total liabilities	5,699,176	5,071,744

Commitments and Contingencies
Class A ordinary shares; 1,186,952 shares subject to possible redemption (at redemption value)	12,970,811	12,834,629

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 4,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 115,000 issued and outstanding (excluding 1,186,952 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Accumulated Deficit	(5,608,148)	(4,856,721)
Total shareholders’ deficit	(5,607,860)	(4,856,433)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$13,062,127	$13,049,940

The accompanying notes are an integral part of these unaudited condensed financial statements.

OXBRIDGE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Expenses
General and administrative expenses	$(363,654)	$(56,158)
Loss from operations	(363,654)	(56,158)
Change in fair value of warrant liabilities	(389,119)	3,420,640
Other income
Other interest income	1,346	220
Income earned on marketable securities held in trust account	136,182	-
Net (loss) income	$(615,245)	$3,364,702
(Loss) Earnings per share:
Basic weighted average shares outstanding	4,176,952	14,490,000
Diluted weighted average shares outstanding	4,176,952	14,490,000
Basic and diluted net (loss) earnings per ordinary share	$(0.15)	$0.23

The accompanying notes are an integral part of these unaudited condensed financial statements.

OXBRIDGE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	Ordinary Shares					Total
	Class A		Class B		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit

Balance - December 31, 2021	115,000	$-	2,875,000	$288	$(10,498,112)	$(10,497,824)
Net income	-	-	-	-	3,364,702	3,364,702
Balance - March 31, 2022	115,000	$-	2,875,000	$288	$(7,133,410)	$(7,133,122)

Balance - December 31, 2022	115,000	$-	2,875,000	$288	$(4,856,721)	$(4,856,433)
Accretion for Class A Ordinary Shares to redemption amount	-	-	-	-	(136,182)	(136,182)
Net loss	-	-	-	-	(615,245)	(615,245)
Balance - March 31, 2023	115,000	$-	2,875,000	$288	$(5,608,148)	$(5,607,860)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OXBRIDGE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022

Cash flows from Operating Activities:
Net (loss) income	$(615,245)	$3,364,702
Adjustments to reconcile net (loss) income to cash used in operating activities
Change in fair value of warrant liabilities	389,119	(3,420,640)
Income earned on marketable securities held in Trust Account	(136,182)	-

Changes in operating assets and liabilities:
Accrued interest, prepaid expenses and other receivables	(21,332)	(48,570)
Due to affiliates	(3,861)	34,745
Accrued expenses	242,174	9,743
Net cash used in operating activities	$(145,327)	$(60,020)

Net Change in Cash	(145,327)	(60,020)
Cash – Beginning of period	211,718	614,395
Cash – Ending of period	$66,391	$554,375

Supplemental disclosure of non-cashflow information
Accretion for Class A ordinary shares to redemption amount	$136,182	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from April 12, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”) described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest and dividend income on marketable securities from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

At March 31, 2023, approximately $12.97 million was held in Trust for possible redemption of 1,186,952 Class A ordinary shares at approximately $10.92 per share.

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

MARCH 31, 2023

(Unaudited)

Note 1—Description of Organization and Business Operations (continued)

The Company will provide the holders (the “Public Shareholders”) of its Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (anticipated to be approximately $11.07 per Public Share as of August 16, 2023). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. These Public Shares have been classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the business combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, as amended (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholder (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholder have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

MARCH 31, 2023

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

The Initial Shareholder, officers and directors have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholder or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. Maxim has agreed to waive their rights to its deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be approximately $11.07 per share held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Note 1—Description of Organization and Business Operations (continued)

Proposed Business Combination

On February 24, 2023, Oxbridge Acquisition Corp. (“Oxbridge” or the “Acquiror”), entered into a Business Combination Agreement and Plan of Reorganization (the “Merger Agreement”) with OXAC Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Oxbridge (“First Merger Sub”), Summerlin Aviation LLC (f/k/a OXAC Merger Sub II, LLC), a Delaware limited liability company and a direct wholly owned subsidiary of Oxbridge (“Second Merger Sub”), and Jet Token, Inc., a Delaware corporation (“Jet Token”), pursuant to which the Company will redomicile as a Delaware corporation and immediately renamed Jet.AI (the “Domestication”), and promptly following the Domestication, (a) First Merger Sub will merge with and into Jet Token (the “First Merger”), with Jet Token surviving the merger as a wholly owned subsidiary of Jet.AI (the time at which the First Merger becomes effective, the “Effective Time”), and (b) as soon as practicable, but in any event within three days following the Effective Time and as part of the same overall transaction as the First Merger, Jet Token (as the surviving entity of the First Merger) will merge with and into Second Merger Sub (the “Second Merger” and, together with the First Merger and all other transactions contemplated by the Business Combination Agreement, the “Proposed Business Combination”), with Second Merger Sub surviving the merger as a wholly owned subsidiary of Jet.AI.

The aggregate consideration payable to the stockholders of Jet.AI at the closing of the Proposed Business Combination (the “Closing”) is $105,000,000, payable through 4,500,000 in shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), valued at $10.00 per share, as well as warrants valued at $60,000,000 using agreed-upon Black Scholes pricing model. The number of warrants will be determine at or near Closing and will be determined through the quotient of $60,000,000 and the price of each warrant as determined from the Black Scholes pricing model. There is no cash consideration in the Proposed Business Combination.

As consideration for the Mergers, at the Effective Time, each share of Company Common Stock issued and outstanding immediately prior to the Effective Time (including shares of Company Common Stock resulting from the Company Preferred Stock Conversion) shall be canceled and converted into the right to receive: (i) the number of shares of Domesticated Acquiror Common Stock equal to the Stock Exchange Ratio (the “Per Share Stock Merger Consideration”), plus (ii) a warrant (each, an “Merger Consideration Warrant”) to acquire the number of shares of Domesticated Acquiror Common Stock equal to the Warrant Exchange Ratio (the “Per Share Warrant Merger Consideration”; and together with the Per Share Stock Merger Consideration, the “Per Share Merger Consideration”), with each Merger Consideration Warrant being exercisable during the ten-year period following the Effective Time at an exercise price of $15.00 per share.

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto, including, among other things, covenants with respect to the conduct of the Company and Jet Token during the period between execution of the Merger Agreement and the Closing. The representations, warranties and covenants made under the Merger Agreement will not survive the closing; provided, any covenants that are to be performed at or after the closing shall survive until such covenant has been performed or satisfied. No party to the Merger Agreement will have any liabilities to such other parties, other than claims for willful and material breach or fraud. Each of the Company and Jet Token have agreed to use their commercially reasonable efforts to cause the Merger to be consummated as soon as practicable.

The closing of the Proposed Business Combination is subject to certain conditions, including, among others, that (i) the stockholders of Jet Token and the stockholders of the Company approve the Proposed Business Combination, (ii) the Nasdaq Stock Market approves for listing the common stock to be issued in connection with the Proposed Business Combination, and (iii) the Company has $5,000,001 or more in net tangible assets at the closing.

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Note 1—Description of Organization and Business Operations (continued)

Proposed Business Combination (continued)

The Merger Agreement may be terminated prior to the closing under certain circumstances, including, among others, (i) by written consent of Jet Token and the Company, (ii) by written notice from either the Company or Jet Token, if (A) the closing has not occurred on or before July 1, 2023 (the “Outside Date”), unless the terminating party’s failure to comply in any material respect with its obligations under the Merger Agreement shall have proximately contributed to the failure of the closing to have occurred on or prior to the Outside Date, (iii) the Company or Jet Token does not obtain stockholder approval of the Proposed Business Combination at its special meeting, (iii) by written notice from either the Company or Jet Token, in the event that the other party breaches any of its representations, warranties, covenants or other agreements under the Merger Agreement that would result in the failure of the conditions to the Company’s or Jet Token’s obligation to consummate the Proposed Business Combination and such breach has not been cured by the breaching party by the earlier of 30 days after receiving notice of such breach.

During the Three Months ended March 31, 2023, the Company incurred approximately $251,000 of expenses associated with the Proposed Business Combination.

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

Liquidity and Capital Resources

As of March 31, 2023 the Company had cash of approximately $66,000 and a working capital deficit of approximately $249,000 to satisfy the Company’s liquidity needs. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2023, there were no amounts outstanding under any Working Capital Loans.

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form S-1 which contains the initial audited financial statements and notes thereto for the period from April 12, 2021 (inception) to April 16, 2021 as filed with the SEC on July 19, 2021 and the Form 10-K’s as filed with the SEC on March 30, 2022 and February 22, 2023. The interim results for the three-month period ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

Material estimate that is particularly susceptible to significant change in the near-term relate to the fair value of the derivative warrant liabilities. Although considerable variability is likely to be inherent in this estimate, management believes that the amounts provided are reasonable. This estimate is continually reviewed and adjusted if necessary. Such adjustment is reflected in current operations.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023, the Company had approximately $66,000 of cash and cash equivalents.

Marketable Securities Held in Trust Account

At March 31, 2023, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account as well as interest and dividends are included in income earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which exceeds the Federal Depository Insurance Corporation coverage of $250,000. The Company has not experienced losses on these accounts.

Offering Costs

The Company accounts for offering costs in accordance with the requirements of ASC 340-10-S99-1. Offering costs consist of legal, accounting, underwriting fees and other costs that are directly related to the IPO. Offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A ordinary shares are recorded to shareholders’ deficit as a reduction of cash proceeds.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet due to their short-term nature.

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Note 2—Summary of Significant Accounting Policies (continued)

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value:

Money Market Funds

Valued at the daily closing price as reported by the fund. Money market funds held by the Company are open-end funds that are registered with the Securities and Exchange Commission. These funds are required to publish their daily net asset value (“NAV”) and to transact at the price. The funds are deemed to be actively traded.

Derivative Warrant Liabilities

The fair value of the Private Placement Warrants is based on the Black Scholes option pricing model utilizing various assumptions based on management’s judgment. Significant deviations from management’s estimates and inputs could result in a material change in fair value. As such, the fair value of the Private Placement Warrants is classified as Level 3. The fair value of the Public Warrants is classified as Level 1 due to the use of an observable market price in an active market.

There have been no changes in the methodologies used at March 31, 2023 or December 31, 2022. See Note 7 for additional information on assets and liabilities measured at fair value.

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

The 17,260,000 warrants issued on August 16, 2021 in connection with the IPO and the Private Placement (including the 11,500,000 warrants included in the Units and the 5,760,000 Private Placement Warrants) are recognized as derivative liabilities in accordance with ASC 815. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Black-Scholes option pricing model and subsequently, the fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants beginning from December 31, 2021, and through to March 31, 2023. The fair value of the Private Warrants has been estimated initially and subsequently, as of March 31, 2023, using a version of the Black-Scholes option pricing model. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly.

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Note 2—Summary of Significant Accounting Policies (continued)

Class A Ordinary Shares Subject to Possible Redemption

As of March 31, 2023, there were 1,301,952 Class A ordinary shares issued or outstanding. The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and be subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, 1,186,952 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. At March 31, 2023 and December 31, 2022, there are no mandatory convertible ordinary shares.

(Loss) Earnings Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. (Loss) earnings per ordinary share is computed by dividing (loss) earnings by the weighted average number of ordinary shares outstanding during the period.

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

At March 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the loss of the Company. As a result of the net loss, any potentially dilutive securities would be considered anti-dilutive. As a result, diluted loss per share is the same as basic loss per share for the period ended March 31, 2023.

At March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company due to the exercise price exceeding the average market price of the Company’s ordinary shares during the period ended March 31, 2022. As a result, diluted earnings per share is the same as basic earnings per share for the period ended March 31, 2022.

The following table reflects the calculation of basic and diluted net (loss) earnings per share (in dollars, except per share amounts):

	For Three Months Ended March 31
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted (loss) earnings per ordinary share
Numerator:
Allocation of net (loss) earnings	$(191,771)	$(423,474)	$2,697,102	$667,600
Denominator:
Basic and diluted weighted average shares outstanding	1,301,952	2,875,000	11,615,000	2,875,000
Basic and diluted net (loss) earnings	$(0.15)	$(0.15)	$0.23	$0.23

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

MARCH 31, 2023

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Note 4—Related Party Transactions (continued)

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, other Initial Shareholder, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant. As of March 31, 2023, the Company did not have any outstanding borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the effective date of the Company’s IPO, the Company agreed to pay its Sponsor a total of up to $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three month period ended March 31, 2023, the Company recorded expenses of $50,000 (including a previously omitted charge of $20,000 relating to November and December 2022 charges) to the Sponsor under the Administrative Services Agreement.

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

The sponsor has agreed to contribute to us a loan of $575,000 (the “Extension Loan”), to be deposited into the trust account to extend the Termination Date from November 16, 2022 to August 16, 2023. On November 14, 2022, the Company issued a promissory note (the “Extension Note”) in the aggregate principal amount of $575,000 to the sponsor, in connection with the Extension Loan. The Extension Loan was deposited into the trust account on or around November 15, 2022.

The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of an initial business combination, or (b) the date of the liquidation of the Company.

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $2.0 million in the aggregate (or $2.3 million in the aggregate including the underwriters’ over-allotment option which was exercised in full), payable upon the closing of the IPO. In addition, $0.35 per unit, or approximately $3.5 million in the aggregate (or approximately $4.03 million in the aggregate including the underwriters’ over-allotment option which was exercised in full) was payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

Note 6 – Derivative Warrant Liabilities

As of March 31, 2023, the Company had 11,500,000 Public Warrants and 5,760,000 Private Placement Warrants, outstanding.

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

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Note 6 – Derivative Warrant Liabilities (continued)

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

If and when the Public Warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification.

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

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Note 6 – Derivative Warrant Liabilities (continued)

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

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Note 6 – Derivative Warrant Liabilities (continued)

The Company believes that the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40, and thus the warrants are not eligible for an exception from derivative accounting. The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classifies each warrant as a liability at its fair value and the warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined using Black-Scholes option pricing model. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. For the three-month periods ending March 31, 2023 and 2022, the Company recognized a (loss)/gain on revaluation of approximately ($0.39 million) and $3.4 million, respectively. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

Note 7 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, by level within the fair value hierarchy:

	Fair Value Measurements Using
At March 31, 2023	(Level 1)	(Level 2)	(Level 3)	Total
Description
Assets
Marketable securities held in trust account	$12,970,811	$-	$-	$12,970,811
Liabilities:
Warrant liabilities - public warrants	$754,400	$-	$-	$754,400
Warrant liabilities - private warrants	$-	$-	$4,621	$4,621

	Fair Value Measurements Using
At December 31, 2022	(Level 1)	(Level 2)	(Level 3)	Total
Description
Assets
Marketable securities held in trust account	$12,834,629	$-	$-	$12,834,629
Liabilities:
Warrant liabilities - public warrants	$368,000	$-	$-	$368,000
Warrant liabilities - private warrants	$-	$-	$1,902	$1,902

The Public Warrants issued in connection with the Public Offering and the Private Placement Warrants were initially and subsequently measured at fair value using a Black-Scholes option pricing model. The subsequent measurement of the Public Warrants as of March 31, 2023 and December 31, 2022, are classified as Level 1 due to the use of an observable market quote in an active market.

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Note 7 - Fair Value Measurements (continued)

The Company utilizes a Black-Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statements of operations. The estimated fair value of the Private Placement Warrant liability is determined using Level 3 inputs. Inherent in the Black-Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on historical volatility of its stock price. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The Company used the modified extension date deadline of August 16, 2023, to determine the estimated life of the warrants. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

There were no transfers between Levels 1, 2 or 3 during the three-month periods ended March 31, 2023 and 2022.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	At March 31, 2023	At December 31, 2022

Share price	$10.71	$10.45
Exercise price	$11.5	$11.5
Expected dividend yield	0%	0%
Expected volatility	3.39%	2.97%
Risk-free interest rate	4.95%	4.85%
Expected life (in years)	0.42	0.67

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value of Level 3 warrants at January 1, 2023	$1,902	$-	$1,902
Change in valuation inputs or other assumptions	2,719	-	2,719
Fair value of Level 3 warrants at March 31, 2023	$4,621	$-	$4,621

The following table presents the changes in the fair value of derivative warrant liabilities:

	Private Placement Warrants	Public Warrants	Total Warrant Liabilities

Fair value as of January 1, 2023	$1,902	$368,000	$369,902
Change in valuation inputs or other assumptions	2,719	386,400	389,119
Fair value as of March 31, 2023	$4,621	$754,400	$759,021

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Note 8—Shareholders’ Equity

Preference Shares—The Company is authorized to issue 4,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 1,301,952 Class A ordinary shares outstanding, of which 1,186,952 has been classified as temporary equity due to its redeemable nature.

Class B Ordinary Shares—The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At March 31, 2023 and December 31, 2022, there were 2,875,000 Class B ordinary shares issued and outstanding. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by applicable law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the appointment of the Company’s directors prior to the initial Business Combination.

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

ADD – ISSUANCE OF NEW PROMISSORY NOTE; S-4 AMENDMENT (IF DONE BEFORE FILING DATE)

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, including in this Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” contained in our Form S-1 filed with the Securities and Exchange Commission (“SEC”) on July 30, 2021 and our Form 10-K’s for the years ended December 31, 2022 and 2021 filed with the SEC on February 22, 2023 and March 30, 2022, respectively. We undertake no obligation to publicly update or revise any forward -looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward -looking statements which speak only to the dates on which they were made.

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

At March 31, 2023, approximately $12.97 million was held in Trust for possible redemption of 1,186,952 Class A ordinary shares at approximately $10.92 per share.

Proposed Business Combination

On February 24, 2023, Oxbridge Acquisition Corp. (“Oxbridge” or the “Acquiror”), entered into a Business Combination Agreement and Plan of Reorganization (the “Merger Agreement”) with OXAC Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Oxbridge (“First Merger Sub”), Summerlin Aviation LLC (f/k/a OXAC Merger Sub II, LLC), a Delaware limited liability company and a direct wholly owned subsidiary of Oxbridge (“Second Merger Sub”), and Jet Token, Inc., a Delaware corporation (“Jet Token”), pursuant to which the Company will redomicile as a Delaware corporation and immediately renamed Jet.AI (the “Domestication”), a, and promptly following the Domestication, (a) First Merger Sub will merge with and into Jet Token (the “First Merger”), with Jet Token surviving the merger as a wholly owned subsidiary of Jet.AI (the time at which the First Merger becomes effective, the “Effective Time”), and (b) as soon as practicable, but in any event within three days following the Effective Time and as part of the same overall transaction as the First Merger, Jet Token (as the surviving entity of the First Merger) will merge with and into Second Merger Sub (the “Second Merger” and, together with the First Merger and all other transactions contemplated by the Business Combination Agreement, the “Proposed Business Combination”), with Second Merger Sub surviving the merger as a wholly owned subsidiary of Jet.AI.

The aggregate consideration payable to the stockholders of Jet.AI at the closing of the Proposed Business Combination (the “Closing”) is $105,000,000, payable through 4,500,000 in shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), valued at $10.00 per share, as well as warrants valued at $60,000,000 using agreed-upon Black Scholes pricing model.

As consideration for the Mergers, at the Effective Time, each share of Company Common Stock issued and outstanding immediately prior to the Effective Time (including shares of Company Common Stock resulting from the Company Preferred Stock Conversion) shall be canceled and converted into the right to receive: (i) the number of shares of Domesticated Acquiror Common Stock equal to the Stock Exchange Ratio (the “Per Share Stock Merger Consideration”), plus (ii) a warrant (each, an “Merger Consideration Warrant”) to acquire the number of shares of Domesticated Acquiror Common Stock equal to the Warrant Exchange Ratio (the “Per Share Warrant Merger Consideration”; and together with the Per Share Stock Merger Consideration, the “Per Share Merger Consideration”), with each Merger Consideration Warrant being exercisable during the ten-year period following the Effective Time at an exercise price of $15.00 per share.

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto, including, among other things, covenants with respect to the conduct of the Company and Jet Token during the period between execution of the Merger Agreement and the Closing. The representations, warranties and covenants made under the Merger Agreement will not survive the closing; provided, any covenants that are to be performed at or after the closing shall survive until such covenant has been performed or satisfied. No party to the Merger Agreement will have any liabilities to such other parties, other than claims for willful and material breach or fraud. Each of the Company and Jet Token have agreed to use their commercially reasonable efforts to cause the Merger to be consummated as soon as practicable.

The closing of the Proposed Business Combination is subject to certain conditions, including, among others, that (i) the stockholders of Jet Token and the stockholders of the Company approve the Proposed Business Combination, (ii) the Nasdaq Stock Market approves for listing the common stock to be issued in connection with the Proposed Business Combination, and (iii) the Company has $5,000,001 or more in net tangible assets at the closing.

The Merger Agreement may be terminated prior to the closing under certain circumstances, including, among others, (i) by written consent of Jet Token and the Company, (ii) by written notice from either the Company or Jet Token, if (A) the closing has not occurred on or before July 1, 2023 (the “Outside Date”), unless the terminating party’s failure to comply in any material respect with its obligations under the Merger Agreement shall have proximately contributed to the failure of the closing to have occurred on or prior to the Outside Date, (iii) the Company or Jet Token does not obtain stockholder approval of the Proposed Business Combination at its special meeting, (iii) by written notice from either the Company or Jet Token, in the event that the other party breaches any of its representations, warranties, covenants or other agreements under the Merger Agreement that would result in the failure of the conditions to the Company’s or Jet Token’s obligation to consummate the Proposed Business Combination and such breach has not been cured by the breaching party by the earlier of 30 days after receiving notice of such breach.

The Merger Agreement and related agreements are further described in the registration statement on Form S-4 (as amended, the “Form S-4”), which was filed with the SEC on March 27, 2023 and includes a preliminary proxy statement of the Company, and a prospectus in connection with the proposed Transactions. For additional information regarding the Merger Agreement and the Transactions contemplated therein, including a discussion of risks and uncertainties associated with the Merger and Jet Token, please see the Form S-4.

Liquidity and Capital Resources

As of March 31, 2023 the Company had cash of approximately $66,000 and a working capital deficit of approximately $249,000 to satisfy the Company’s liquidity needs. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans.

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

Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such working capital loans by our sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of March 31, 2023, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or three months from this filing. Over this time period, we will be using these funds to pay existing accounts payable and and consummating the Proposed Business Combination.

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

Results of Operations

As of March 31, 2023, we had not commenced any operations. All activity for the period ended March 31, 2023 and relates to structuring, negotiation and consummation of our Proposed Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our Proposed Business Combination, at the earliest. We will generate non-operating income in the form of interest income and unrealized gains from the proceeds derived from the Initial Public Offering, net of redemptions. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for consummating our Proposed Business Combination.

Net loss for the three-month period ended March 31, 2023 was $615,000, or ($.15) basic and diluted loss per share, which consisted of an approximately $364,000 in general and administrative expenses, $137,000 in other income and approximately $389,000 loss on warrant liability revaluation.

Net income for the three-month period ended March 31, 2022 was $3.36 million, or $.23 basic and diluted earnings per share, which consisted of an approximately $56,000 in general and administrative expenses and approximately $3.42 million gain on warrant liability revaluation.

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the effective date of the Company’s IPO, the Company agreed to pay its Sponsor a total of up to $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three-month period ended March 31, 2023, the Company recorded expenses of $50,000 (including a previously omitted charge of $20,000 relating to November and December 2022 charges) to the Sponsor under the Administrative Services Agreement.

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

Underwriting Agreement

On August 16, 2021, we paid an underwriting discount of 2% of the per Unit offering price, or approximately $2,300,000 million in the aggregate at the closing of the Initial Public Offering, and the underwriters were entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, or $4,025,000 in the aggregate. The deferred fee will be payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial Business Combination, subject to the terms of the underwriting agreement.

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

The 17,260,000 warrants issued on August 16, 2021 in connection with the IPO and the Private Placement (including the 11,500,000 warrants included in the Units and the 5,760,000 Private Placement Warrants) are recognized as derivative liabilities in accordance with ASC 815. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Black-Scholes option pricing model and subsequently, the fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants beginning from December 31, 2021, and through to March 31, 2023. The fair value of the Private Warrants has been estimated initially and subsequently, as of March 31, 2023, using a version of the Black-Scholes option pricing model. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly.

Class A Ordinary Shares Subject to Possible Redemption

As of March 31, 2023, there were 1,301,952 Class A ordinary shares issued or outstanding. The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and be subject to occurrence of uncertain future events. Accordingly, at March 31, 2023, 1,186,952 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on March 31, 2023 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in our (i) Annual Reports on Form 10-K and Form 10-KA for the years ended December 31, 2022 and 2021, respectively, as filed with the SEC on February 22, 2023 and February 21, 2023, respectively, and (ii) Registration Statement on Form S-4 that was filed with the SEC on March 27, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, management has determined that liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern through approximately one year from the date the financial statements were issued.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

As of August 16, 2021, a total of $116,725,000 of the net proceeds from our initial public offering and the simultaneous private placement were deposited in a trust account established for the benefit of the Company’s public shareholders. On November 9, 2022, the Company held an extraordinary general meeting. In connection with this meeting, holders of 10,318,048 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.22 per share, for an aggregate redemption amount of $105,424,960. A total of approximately $11,300,040 of the net proceeds from our initial public offering remained in the trust account following the redemption.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
2.1	Business Combination Agreement and Plan of Reorganization dated as of February 24, 2023, by and among Oxbridge Acquisition Corp., OXAC Merger Sub I, Inc., OXAC Merger Sub II, LLC and Jet Token Inc. (incorporated by reference to Exhibit 2.1 of Oxbridge Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on February 28, 2023).
3.1	Amended and Restated Memorandum and Articles of Oxbridge Acquisition Corp. (incorporated by reference to Exhibit 3.1 of Oxbridge Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 17, 2021).
4.1	Warrant Agreement, dated August 11, 2021, by and between Oxbridge Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of Oxbridge Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 17, 2021).
4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-1 filed with the SEC on July 30, 2021).
4.3	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-1 filed with the SEC on July 30, 2021).
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-1 filed with the SEC on July 30, 2021).
10.1	Letter Agreement, dated August 11, 2021, by and among Oxbridge Acquisition Corp., its executive officers, its directors, and OAC Sponsor Ltd. (incorporated by reference to Exhibit 10.1 of Oxbridge Acquisition Corp.’s Current Report on Form 8 K filed with the SEC on August 17, 2021).
10.2	Investment Management Trust Agreement, dated August 11, 2021, by and between Oxbridge Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 of Oxbridge Acquisition Corp.’s Current Report on Form 8 K filed with the SEC on August 17, 2021).
10.3	Registration Rights Agreement, dated August 11, 2021, by and among Oxbridge Acquisition Corp., OAC Sponsor Ltd. and Maxim Partners LLC (incorporated by reference to Exhibit 10.3 of Oxbridge Acquisition Corp.’s Current Report on Form 8 K filed with the SEC on August 17, 2021).
10.4	Private Placement Warrants Purchase Agreement, dated August 11, 2021, by and among Oxbridge Acquisition Corp., OAC Sponsor Ltd. and Maxim Partners LLC (incorporated by reference to Exhibit 10.4 of Oxbridge Acquisition Corp.’s Current Report on Form 8 K filed with the SEC on August 17, 2021).
10.5	Administrative Services Agreement, dated August 11, 2021, between Oxbridge Acquisition Corp. and OAC Sponsor Ltd. (incorporated by reference to Exhibit 10.5 of Oxbridge Acquisition Corp.’s Current Report on Form 8 K filed with the SEC on August 17, 2021
10.6	Indemnity Agreements, each dated as of August 11, 2021, by and between Oxbridge Acquisition Corp. and each of the officers and directors of Oxbridge Acquisition Corp (incorporated by reference to Exhibit 10.6 f Oxbridge Acquisition Corp.’s Quarterly Report on Form 10—Q filed with the SEC on September 27, 2021)
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2023	OXBRIDGE ACQUISITION CORP.

	By:	/s/ Wrendon Timothy
	Name:	Wrendon Timothy
	Title:	Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

