Form 10-Q
period 2023-06-30
Jet.AI Inc.
filed 2023-08-21
CIK 1861622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 001-40725

Jet.AI Inc.
(Exact name of registrant as specified in its charter)

Delaware	93-2971741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10845 Griffith Peak Dr. Suite 200 Las Vegas, NV 89135
(Address of Principal Executive Offices) (Zip Code)

(702) 747-4000
(Registrant’s telephone number, including area code)

Oxbridge Acquisition Corp., Suite 201, 42 Edward Street, George Town, Grand Cayman, P.O Box 469, KY1-9006 Cayman Islands
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	JTAI	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	JTAIW	The Nasdaq Stock Market LLC
Merger Consideration Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $15.00 per share	JTAIZ	The Nasdaq Stock Market LLC

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

As of August 21, 2023, there were 8,715,043 of the Company’s common stock, par value $0.0001, issued and outstanding.

Explanatory Note

On August 10, 2023, subsequent to the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Quarterly Report”) relates, Jet.AI Inc. (formerly known as Oxbridge Acquisition Corp. (“Oxbridge”), prior to its domestication as a corporation incorporated in the state of Delaware) (“Jet.AI”) consummated the previously announced business combination (the “Business Combination”) by and among the Oxbridge, OXAC Merger Sub I, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“First Merger Sub”), Summerlin Aviation LLC (f/k/a OXAC Merger Sub II, LLC), a Delaware limited liability company and a direct, wholly owned subsidiary of the Company (“Second Merger Sub” and, together with First Merger Sub, the “Merger Subs”), and Jet Token Inc., a Delaware corporation (“Jet Token”).

Unless stated otherwise, this Quarterly Report contains information about Oxbridge before the Business Combination. References to the “Company,” “our,” “us” or “we” in this Quarterly Report refer to Oxbridge before the consummation of the Business Combination and to Jet.AI after the Business Combination, unless stated otherwise or the context otherwise requires.

For more information regarding the Business Combination, see Jet.AI’s Current Report on Form 8-K filed on August 14, 2023.

Except as otherwise expressly provided herein, the information in this Quarterly Report does not reflect the consummation of the Business Combination, which occurred subsequent to the period covered by this Quarterly Report.

OXBRIDGE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

OXBRIDGE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets
Cash	$19,879	$211,718
Accrued interest, prepaid expenses and other receivables	36,504	3,593
Marketable securities held in Trust Account	13,125,461	12,834,629
Total Assets	$13,181,844	$13,049,940

Liabilities and Shareholders’ Equity
Current liabilities
Due to affiliates	$-	$3,861
Accrued expenses	410,825	97,981
Promissory note payable	575,000	575,000
Deferred underwriting commissions	4,025,000	4,025,000
Derivative warrant liabilities	575,739	369,902
Total liabilities	5,586,564	5,071,744

Commitments and Contingencies
Class A ordinary shares; 1,186,952 shares subject to possible redemption (at redemption value)	13,125,461	12,834,629

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 4,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 115,000 issued and outstanding (excluding 1,186,952 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288

Accumulated Deficit	(5,530,469)	(4,856,721)
Total shareholders’ deficit	(5,530,181)	(4,856,433)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$13,181,844	$13,049,940

The accompanying notes are an integral part of these unaudited condensed financial statements.

OXBRIDGE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Expenses
General and administrative expenses	$(105,915)	$(73,811)	$(469,569)	$(129,970)
Loss from operations	(105,915)	(73,811)	(469,569)	(129,970)
Change in fair value of warrant liabilities	183,282	(428,067)	(205,837)	2,992,573
Other income
Other interest income	312	377	1,658	598
Income earned on marketable securities held in trust account	154,650	-	290,832	-
Net income (loss)	$232,329	$(501,501)	$(382,916)	$2,863,201
Earnings (loss) per share:
Basic weighted average shares outstanding	4,176,952	14,490,000	4,176,952	14,490,000
Diluted weighted average shares outstanding	4,176,952	14,490,000	4,176,952	14,490,000
Basic and diluted net earnings (loss) per ordinary share	$0.06	$(0.035)	$(0.09)	$0.198

The accompanying notes are an integral part of these unaudited condensed financial statements.

OXBRIDGE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2021	115,000	$-	2,875,000	$288	$-	$(10,498,112)	$(10,497,824)
Net income	-	-	-	-	-	3,364,702	3,364,702
Balance - March 31, 2022	115,000	$-	2,875,000	$288	$-	$(7,133,410)	$(7,133,122)
Net loss	-	-	-	-		(501,501)	(501,501)
Balance - June 30, 2022	115,000	$-	2,875,000	$288	$-	$(7,634,911)	$(7,634,623)

Balance - December 31, 2022	115,000	$-	2,875,000	$288	$-	$(4,856,721)	$(4,856,433)
Accretion for Class A Ordinary Shares to redemption amount	-	-	-	-	-	(136,182)	(136,182)
Net loss	-	-	-	-	-	(615,245)	(615,245)
Balance - March 31, 2023	115,000	$-	2,875,000	$288	$-	$(5,608,148)	$(5,607,860)
Change in Class A Ordinary shares subject to possible redemption	-	-	-	-	-	(154,650)	(154,650)
Net income	-	-	-	-		232,329	232,329
Balance - June 30, 2023	115,000	$-	2,875,000	$288	$-	$(5,530,469)	$(5,530,181)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OXBRIDGE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	Six Months	Six Months
	ended	ended
	June 30, 2023	June 30, 2022

Cash flows from Operating Activities:
Net (loss) income	$(382,916)	2,863,201
Adjustments to reconcile net (loss) income to cash used in operating activities
Change in fair value of warrant liabilities	205,837	(2,992,573)
Income earned on marketable securities held in Trust Account	(290,832)	-

Changes in operating assets and liabilities:
Accrued interest, prepaid expenses and other receivables	(32,911)	(62,200)
Due to affiliates	(3,861)	-
Accrued expenses	312,844	(3,856)
Net cash used in operating activities	$(191,839)	(195,428)

Net Change in Cash	(191,839)	(195,428)
Cash– Beginning of period	211,718	614,395
Cash– Ending of period	$19,879	418,967

Supplemental disclosure of non-cashflow information
Accretion for Class A ordinary shares to redemption amount	$290,832	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from April 12, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”) described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest and dividend income on marketable securities from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

At June 30, 2023, approximately $13.13 million was held in Trust for possible redemption of 1,186,952 Class A ordinary shares at approximately $11.06 per share.

The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds were intended to be applied generally toward consummating a Business Combination. There was no assurance that the Company would have been able to complete a Business Combination successfully. The Company would have had to complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company would have only completed a Business Combination if the post-transaction company owned or acquired 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Note 1—Description of Organization and Business Operations (continued)

The Company provided the holders (the “Public Shareholders”) of its Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company would seek shareholder approval of a Business Combination or conduct a tender offer was made by the Company, solely in its discretion. The Public Shareholders were entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account. The per-share amount distributed to Public Shareholders who redeemed their Public Shares was not reduced by the deferred underwriting commissions the Company was obligated to pay to the underwriter. These Public Shares have been classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company proceeded with a Business Combination as the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the business combination. If a shareholder vote was not required by law and the Company did not decide to hold a shareholder vote for business or other legal reasons, the Company would have, pursuant to its Amended and Restated Memorandum and Articles of Association, as amended (the “Amended and Restated Memorandum and Articles of Association”), conducted the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and filed tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions was required by law, or the Company decided to obtain shareholder approval for business or legal reasons, the Company would have offered to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may have elected to redeem their Public Shares irrespective of whether they voted for or against the proposed transaction. If the Company sought shareholder approval in connection with a Business Combination, the Initial Shareholder (as defined below) had agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholder had agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association provided that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), would have been restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor (the “Initial Shareholder”) officers and directors had agreed not to propose an amendment to Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to allow redemption in connection with our initial business combination or to redeem 100% of its Public Shares if the Company did not complete a Business Combination by August 16, 2023, as described in more detail in the prospectus for the IPO) (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provided the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Note 1—Description of Organization and Business Operations (continued)

The Initial Shareholder, officers and directors had agreed to waive their liquidation rights with respect to the Founder Shares if the Company failed to complete a Business Combination within the Combination Period. However, if the Initial Shareholder or members of the Company’s management team acquired Public Shares in or after the Initial Public Offering, they would have been entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company failed to complete a Business Combination within the Combination Period. Maxim had agreed to waive their rights to its deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts would have been included with the other funds held in the Trust Account that would have been available to fund the redemption of the Public Shares. In order to protect the amounts held in the Trust Account, the Sponsor had agreed to be liable to the Company if and to the extent any claims by a vendor (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company had discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability did not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver was deemed to be unenforceable against a third party, the Sponsor would not have been responsible to the extent of any liability for such third-party claims. The Company sought to reduce the possibility that the Sponsor would have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Business Combination with Jet Token Inc.

On February 24, 2023, Oxbridge Acquisition Corp. (“Oxbridge” or the “Acquiror”), entered into a Business Combination Agreement and Plan of Reorganization, as amended by Amendment No. 1 to the Business Combination Agreement, dated as of May 11, 2023 (the “Business Combination Agreement”) with OXAC Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Oxbridge (“First Merger Sub”), Summerlin Aviation LLC (f/k/a OXAC Merger Sub II, LLC), a Delaware limited liability company and a direct wholly owned subsidiary of Oxbridge (“Second Merger Sub”), and Jet Token, Inc., a Delaware corporation (“Jet Token”), pursuant to which the Company would redomicile as a Delaware corporation and immediately be renamed Jet.AI (the “Domestication”), and promptly following the Domestication, (a) First Merger Sub would merge with and into Jet Token (the “First Merger”), with Jet Token surviving the merger as a wholly owned subsidiary of Jet.AI (the time at which the First Merger becomes effective, the “Effective Time”), and (b) as soon as practicable, but in any event within three days following the Effective Time and as part of the same overall transaction as the First Merger, Jet Token (as the surviving entity of the First Merger) would merge with and into Second Merger Sub (the “Second Merger” and, together with the First Merger and all other transactions contemplated by the Business Combination Agreement, the “Business Combination”), with Second Merger Sub surviving the merger as a wholly owned subsidiary of Jet.AI.

On March 27, 2023, the Company filed a registration statement on Form S-4 (File No. 333-270848) (the “Form S-4”, as amended on May 11, 2023, June 6, 2023, June 22, 2023, July 7, 2023, July 18, 2023 and July 26, 2023) with the SEC, which includes the proxy statement/prospectus/information statement distributed to holders of the Company’s ordinary shares in connection with the Company’s solicitation for proxies for the vote by the Company’s shareholders in connection with the Jet Token Business Combination and other matters as described in the Form S-4. The Form S-4 was declared effective by the SEC on July 28, 2023, and the definitive proxy statement/prospectus/information statement was mailed to the Company’s shareholders of record on the record date for voting on the Jet Token Business Combination. The Jet Token Business Combination closed on August 10, 2023. Upon consummation of the Jet Token Business Combination, and after the Domestication, the Company has one class of common stock, par value $0.0001 per share, which is listed on Nasdaq under the ticker symbol “JTAI”. The Company’s warrants are listed on Nasdaq under the ticker symbols “JTAIW” and “JTAIZ”, respectively.

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP, whereby the Company is treated as the acquired company and Jet Token is treated as the acquirer. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Jet Token issuing stock for the net assets of the Company, accompanied by a recapitalization. The net assets of the Company were stated at historical cost, with no goodwill or other intangible assets recorded. Subsequent presentations of the results of operations presented for the period prior to the Business Combination will be for those of Jet Token.

Jet Token has been determined to be the accounting acquirer in the Business Combination based on the following predominate factors:

●	Jet Token’s existing stockholders have the greatest voting interest in the combined entity;
●	Jet Token has the ability to nominate a majority of the initial members of the Jet Token Board;
●	Jet Token’s senior management is the senior management of the combined entity
●	Jet Token is the larger entity based on historical operating activity and has the larger employee base; and
●	The post-combination company has assumed a Jet Token branded name: “Jet.AI Inc.”

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Note 1—Description of Organization and Business Operations (continued)

On August 10, 2023 (the “Closing Date”), Jet.AI Inc., a Delaware corporation (f/k/a Oxbridge Acquisition Corp.) (the “Company” or “Jet.AI”), consummated the previously announced Business Combination transaction pursuant to that certain Business Combination Agreement and Plan of Reorganization as described above. Additionally on August 10, 2023, the Company filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which the Company was domesticated and continues as a Delaware corporation (the “Domestication”).

On August 10, 2023, as a result of the Business Combination and the other transactions contemplated by the Business Combination Agreement, following the consummation of the Domestication (a) First Merger Sub merged with and into Jet Token, with Jet Token surviving the merger as a wholly owned subsidiary of the Company (the “First Merger”) and (b) after the effectiveness of the First Merger, Jet Token merged with and into Second Merger Sub, with Second Merger Sub surviving the merger as a wholly owned subsidiary of the Company (the “Second Merger”).

Following the closing of the Business Combination, the Company owns, directly or indirectly, all of the issued and outstanding equity interests in the Second Merger Sub and its subsidiaries, and the stockholders of Jet Token as of immediately prior to the effective time of the First Merger (the “Jet Token Stockholders”) hold a portion of the Company’s common stock, par value $0.0001 per share (the “Jet.AI Common Stock”).

As a result of and upon the effective time of the Domestication: (a) each then issued and outstanding Class A Ordinary Share of Oxbridge was converted automatically, on a one-for-one basis, into a share of Jet.AI Common Stock; (b) each then issued and outstanding Class B Ordinary Share of Oxbridge was converted automatically, on a one-for-one basis, into a share of Jet.AI Common Stock; (c) each then issued and outstanding Oxbridge Warrant was converted automatically into a warrant to purchase one share of Jet.AI Common Stock pursuant to the Warrant Agreement (“Jet.AI Warrant”); and (d) each then issued and outstanding Oxbridge Unit was converted automatically into a Jet.AI Unit, each consisting of one share of Jet.AI Common Stock and one Jet.AI Warrant.

At the effective time of the Business Combination (the “Effective Time”), (i) each outstanding share of Jet Token Common Stock, including each share of Jet Token Preferred Stock that was converted into shares of Jet Token Common Stock immediately prior to the Effective Time, was cancelled and automatically converted into the right to receive (x) the number of shares of Jet.AI Common Stock equal to the Stock Exchange Ratio of 0.03094529, and (y) the number of warrants (“Merger Consideration Warrants”) equal to the Warrant Exchange Ratio of 0.04924242; (ii) each Jet Token Option, whether or not exercisable and whether or not vested, that was outstanding immediately prior to the Effective Time was automatically converted into an option to purchase a number of Jet.AI Options based on the Option Exchange Ratio (determined in accordance with the Business Combination Agreement and as further described in the Proxy Statement); (iii) each Jet Token Warrant issued and outstanding immediately prior to the Effective Time was automatically converted into a warrant to acquire (x) a number of shares of Jet.AI Common Stock equal to the Stock Exchange Ratio and (y) a number of Merger Consideration Warrants equal to the Warrant Exchange Ratio; and (iv) each Jet Token RSU Award that was outstanding immediately prior to the Effective Time was converted into a Jet.AI RSU Award with respect to a number of RSUs based on the applicable exchange ratio as determined in accordance with the Business Combination Agreement.

Forward Purchase Agreement

On August 6, 2023, Oxbridge entered into an agreement with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”), and (iii) Meteora Strategic Capital, LLC (“MSC” and, collectively with MCP and MSTO, “Seller”) (the “Forward Purchase Agreement”) for OTC Equity Prepaid Forward Transactions. For purposes of the Forward Purchase Agreement, Oxbridge is referred to as the “Counterparty” prior to the consummation of the Business Combination, while Jet.AI is referred to as the “Counterparty” after the consummation of the Business Combination. Capitalized terms used herein but not otherwise defined shall have the meanings ascribed to such terms in the Forward Purchase Agreement.

Pursuant to the terms of the Forward Purchase Agreement, the Seller intended, but was not obligated, to purchase up to 1,186,952 (the “Purchased Amount”) Class A ordinary shares, par value $0.0001 per share, of Oxbridge (“Oxbridge Shares”) concurrently with the Closing pursuant to the Seller’s FPA Funding Amount PIPE Subscription Agreement (as defined below), less the number of Oxbridge Shares purchased by the Seller separately from third parties through a broker in the open market (“Recycled Shares”). No Seller was required to purchase an amount of Oxbridge Shares such that following such purchase, that Seller’s ownership would exceed 9.9% of the total Oxbridge Shares outstanding immediately after giving effect to such purchase, unless the Seller, at its sole discretion, waived such 9.9% ownership limitation. The number of shares subject to the Forward Purchase Agreement was subject to reduction following a termination of the Forward Purchase Agreement with respect to such shares as described under “Optional Early Termination” in the Forward Purchase Agreement.

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Note 1—Description of Organization and Business Operations (continued)

The Forward Purchase Agreement provided for a prepayment shortfall in an amount in U.S. dollars equal to $1,250,000 (the “Prepayment Shortfall”); provided that Seller shall pay one half (1/2) of the Prepayment Shortfall to Counterparty on the Prepayment Date (which amount shall be netted from the Prepayment Amount) (the “Initial Shortfall”) and, at the request of Counterparty, the other one half (1/2) of the Prepayment Shortfall (the “Future Shortfall”) on the date that the SEC declares the Registration Statement effective (the “Registration Statement Effective Date”), provided the VWAP Price is greater than $6.00 for any 45 trading days during the prior 90 consecutive trading day period and average daily trading value over such period equals at least four times the Future Shortfall. Seller in its sole discretion may sell Recycled Shares at any time following the Trade Date and at any sales price, without payment by Seller of any Early Termination Obligation until such time as the proceeds from such sales equal 100% of the Initial Shortfall and 100% of the Future Shortfall actually paid to Counterparty (as set forth under Shortfall Sales in the Forward Purchase Agreement) (such sales, “Shortfall Sales,” and such Shares, “Shortfall Sale Shares”). A sale of Shares is only (a) a “Shortfall Sale,” subject to the terms and conditions herein applicable to Shortfall Sale Shares, when a Shortfall Sale Notice is delivered under the Forward Purchase Agreement, and (b) an Optional Early Termination, subject to the terms and conditions of the forward Purchase Agreement applicable to Terminated Shares, when an OET Notice is delivered under the Forward Purchase Agreement, in each case the delivery of such notice in the sole discretion of the Seller (as further described in the “Optional Early Termination” and “Shortfall Sales” sections in the Forward Purchase Agreement).

The Forward Purchase Agreement provided that the Seller would be paid directly an aggregate cash amount (the “Prepayment Amount”) equal to (x) the product of (i) the number of shares as set forth in a Pricing Date Notice and (ii) the redemption price per share as defined in Article 49.5 of Oxbridge’s Amended and Restated Memorandum and Articles of Association, effective as of August 11, 2021, as amended from time to time (the “Initial Price”), less (y) the Prepayment Shortfall.

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Note 1—Description of Organization and Business Operations (continued)

The Seller has agreed to waive any redemption rights with respect to any Recycled Shares in connection with the Business Combination, as well as any redemption rights under Oxbridge’s Amended and Restated Memorandum and Articles of Association that would require redemption by Oxbridge. Such waiver may reduce the number of Oxbridge Shares redeemed in connection with the Business Combination, and such reduction could alter the perception of the potential strength of the Business Combination. The Forward Purchase Agreement has been structured, and all activity in connection with such agreement has been undertaken, to comply with the requirements of all tender offer regulations applicable to the Business Combination, including Rule 14e-5 under the Securities Exchange Act of 1934.

FPA Funding Amount PIPE Subscription Agreements

On August 6, 2023, Oxbridge entered into a subscription agreement (the “FPA Funding Amount PIPE Subscription Agreement”) with Seller.

Pursuant to the FPA Funding PIPE Subscription Agreement, Seller agreed to subscribe for and purchase, and Oxbridge agreed to issue and sell to Seller, on the Closing Date, an aggregate of up to 1,186,952 Oxbridge Shares, less the Recycled Shares in connection with the Forward Purchase Agreement.

Maxim Settlement Agreement

On August 10, 2023, the Company entered into a settlement agreement (“Maxim Settlement Agreement”) with Maxim Group LLC, the underwriter for the Company’s initial public offering (“Maxim”). Pursuant to the Maxim Settlement Agreement, the Company issued 270,000 shares of Jet.AI Common Stock to settle the payment obligations of the Company under the underwriting agreement dated on or about August 11, 2021, by and between the Company and Maxim, which shares of Jet.AI Common Stock are subject to a Registration Rights Agreement. The Company also issued 1,127 shares of Series A Convertible Preferred Stock in an amount equal in value to $1,127,000 (the “Series A Preferred Shares”). The shares of Jet.AI Common Stock issuable upon conversion of the Series A Preferred Shares are subject to the Registration Rights Agreement.

Sponsor Settlement Agreement

On August 10, 2023, the Company entered into a settlement agreement (“Sponsor Settlement Agreement”) with Sponsor. Pursuant to the Sponsor Settlement Agreement, the Company issued 575 shares of the Company’s Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred Shares”) to settle the payment obligations of the Company under a promissory note in the principal amount of $575,000 dated November 14, 2022 in favor of Sponsor. The shares of Jet.AI Common Stock issuable upon conversion of the Series A-1 Preferred Shares are subject to a Registration Rights Agreement between the Company and Sponsor.

Liquidity and Capital Resources

As of June 30, 2023 the Company had cash of approximately $20,000 and a working capital deficit of approximately $354,000. In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2023, there were no amounts outstanding under any Working Capital Loans.

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form S-1 which contains the initial audited financial statements and notes thereto for the period from April 12, 2021 (inception) to April 16, 2021 as filed with the SEC on July 19, 2021, the Form 10-K’s as filed with the SEC on March 30, 2022 and February 22, 2023, and the Form S-4 filed on July 26, 2023. The interim results for the three and six-month period ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Note 2—Summary of Significant Accounting Policies (continued)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2023, the Company had approximately $20,000 of cash and cash equivalents.

Marketable Securities Held in Trust Account

At June 30, 2023, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account as well as interest and dividends are included in income earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Note 2—Summary of Significant Accounting Policies (continued)

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

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Note 2—Summary of Significant Accounting Policies (continued)

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

There have been no changes in the methodologies used at June 30, 2023 or December 31, 2022. See Note 7 for additional information on assets and liabilities measured at fair value.

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

The 17,260,000 warrants issued on August 16, 2021 in connection with the IPO and the Private Placement (including the 11,500,000 warrants included in the Units and the 5,760,000 Private Placement Warrants) are recognized as derivative liabilities in accordance with ASC 815. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Black-Scholes option pricing model and subsequently, the fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants beginning from December 31, 2021, and through to June 30, 2023. The fair value of the Private Warrants has been estimated initially and subsequently, as of June 30, 2023, using a version of the Black-Scholes option pricing model. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly.

Class A Ordinary Shares Subject to Possible Redemption

As of June 30, 2023, there were 1,301,952 Class A ordinary shares issued or outstanding. The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and be subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, 1,186,952 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. At June 30, 2023 and December 31, 2022, there are no mandatory convertible ordinary shares.

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Note 2—Summary of Significant Accounting Policies (continued)

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

At June 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings (loss) of the Company. As a result of the net loss for the six months ending June 30, 2023 and the three months ending June 30, 2022, any potentially dilutive securities would be considered anti-dilutive. As a result, diluted loss per share is the same as basic loss per share for these periods. As a result of the exercise price exceeding the average market price of the Company’s ordinary shares during the three month period ended June 30, 2023 and the six-month period ended June 30, 2022, diluted earnings per share is the same as basic earnings per share for these periods.

The following table reflects the calculation of basic and diluted net earnings (loss) per share (in dollars, except per share amounts):

	For Three Months Ended				For Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted earnings (loss) per ordinary share
Numerator:
Allocation of net earnings (loss)	$72,417	$159,912	(401,997)	$(99,504)	$(119,355)	$(263,561)	$2,295,106	$568,095
Denominator:
Basic and diluted weighted average shares outstanding	1,301,952	2,875,000	11,615,000	2,875,000	1,301,952	2,875,000	11,615,000	2,875,000
Basic and diluted net earnings (loss)	$0.056	$0.056	(0.035)	$(0.035)	(0.092)	$(0.092)	$0.198	$0.198

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The Initial Shareholder agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination or (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after the initial Business Combination, the Founder Shares will be released from the lockup.

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Note 4—Related Party Transactions (continued)

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, other Initial Shareholder, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant. As of June 30, 2023, the Company did not have any outstanding borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the effective date of the Company’s IPO, the Company agreed to pay its Sponsor a total of up to $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the six-month period ended June 30, 2023, the Company recorded expenses of $80,000 (including a previously omitted charge of $20,000 relating to November and December 2022 charges) to the Sponsor under the Administrative Services Agreement.

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

JUNE 30, 2023

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

Note 6 – Derivative Warrant Liabilities

As of June 30, 2023, the Company had 11,500,000 Public Warrants and 5,760,000 Private Placement Warrants, outstanding.

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

JUNE 30, 2023

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

JUNE 30, 2023

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

JUNE 30, 2023

(Unaudited)

Note 6 – Derivative Warrant Liabilities (continued)

The Company believes that the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40, and thus the warrants are not eligible for an exception from derivative accounting. The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classifies each warrant as a liability at its fair value and the warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined using Black-Scholes option pricing model. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. For the six-month periods ending June 30, 2023 and 2022, the Company recognized a (loss)/gain on revaluation of approximately ($0.2 million) and $3.0 million, respectively. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

Note 7 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, by level within the fair value hierarchy:

	Fair Value Measurements Using
At June 30, 2023	(Level 1)	(Level 2)	(Level 3)	Total
Description
Assets
Marketable securities held in Trust Account	$13,125,461	$-	$-	$13,125,461
Liabilities:
Warrant liabilities - public warrants	$575,000	$-	$-	$575,000
Warrant liabilities - private warrants	$-	$-	$739	$739

	Fair Value Measurements Using
At December 31, 2022	(Level 1)	(Level 2)	(Level 3)	Total
Description
Assets
Marketable securities held in trust account	$12,834,629	$-	$-	$12,834,629
Liabilities:
Warrant liabilities - public warrants	$368,000	$-	$-	$368,000
Warrant liabilities - private warrants	$-	$-	$1,902	$1,902

The Public Warrants issued in connection with the Public Offering and the Private Placement Warrants were initially and subsequently measured at fair value using a Black-Scholes option pricing model. The subsequent measurement of the Public Warrants as of June 30, 2023 and December 31, 2022, are classified as Level 1 due to the use of an observable market quote in an active market.

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

There were no transfers between Levels 1, 2 or 3 during the three-month or six-month periods ended June 30, 2023 and 2022.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	At June 30, 2023	At December 31, 2022

Share price	$10.87	$10.45
Exercise price	$11.5	$11.5
Expected dividend yield	0%	0%
Expected volatility	4.96%	2.97%
Risk-free interest rate	5.31%	4.85%
Expected life (in years)	0.13	0.67

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value of Level 3 warrants at January 1, 2023	$1,902	$-	$1,902
Change in valuation inputs or other assumptions	(1,163)	-	(1,163)
Fair value of Level 3 warrants at June 30, 2023	$739	$-	$739

The following table presents the changes in the fair value of derivative warrant liabilities:

	Private Placement Warrants	Public Warrants	Total Warrant Liabilities

Fair value as of January 1, 2023	$1,902	$368,000	$369,902
Change in valuation inputs or other assumptions	(1,163)	207,000	205,837
Fair value as of June 30, 2023	$739	$575,000	$575,739

OXBRIDGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Note 8—Shareholders’ Equity

Preference Shares—The Company is authorized to issue 4,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 1,301,952 Class A ordinary shares outstanding, of which 1,186,952 has been classified as temporary equity due to its redeemable nature.

Class B Ordinary Shares—The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At June 30, 2023 and December 31, 2022, there were 2,875,000 Class B ordinary shares issued and outstanding. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by applicable law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the appointment of the Company’s directors prior to the initial Business Combination.

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

On August 10, 2023, the Company completed the Business Combination. Holders of 502,832 shares of the Company’s remaining 1,186,952 Class A Ordinary Shares sold in the Initial Public Offering exercised their right to redeem those shares for a pro rata portion of the Trust Account holding the proceeds from the Company’s Initial Public Offering, calculated as of two business days prior to the extraordinary general meeting of the shareholders, at a price of approximately $11.10 per share, for an aggregate of approximately $5.58 million. The per share redemption price of approximately $11.10 for public shareholders electing redemption was paid out of the Trust Account. For more information regarding the Business Combination, see Note 1, Note 2 and Jet.AI’s Current Report on Form 8-K filed on November August 14, 2023.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, including in this Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” contained in our Form S-1 filed with the Securities and Exchange Commission (“SEC”) on July 30, 2021 and our Form 10-K’s for the years ended December 31, 2022 and 2021 filed with the SEC on February 22, 2023 and March 30, 2022, respectively, and our Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 12, 2023. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward -looking statements which speak only to the dates on which they were made.

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

At June 30, 2023, approximately $13.13 million was held in Trust for possible redemption of 1,186,952 Class A ordinary shares at approximately $11.06 per share.

Business Combination with Jet Token Inc.

On February 24, 2023, Oxbridge Acquisition Corp. (“Oxbridge” or the “Acquiror”), entered into a Business Combination Agreement and Plan of Reorganization, as amended by Amendment No. 1 to the Business Combination Agreement, dated as of May 11, 2023 (the “Business Combination Agreement”) with OXAC Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Oxbridge (“First Merger Sub”), Summerlin Aviation LLC (f/k/a OXAC Merger Sub II, LLC), a Delaware limited liability company and a direct wholly owned subsidiary of Oxbridge (“Second Merger Sub”), and Jet Token, Inc., a Delaware corporation (“Jet Token”), pursuant to which the Company will redomicile as a Delaware corporation and immediately renamed Jet.AI (the “Domestication”), and promptly following the Domestication, (a) First Merger Sub will merge with and into Jet Token (the “First Merger”), with Jet Token surviving the merger as a wholly owned subsidiary of Jet.AI (the time at which the First Merger becomes effective, the “Effective Time”), and (b) as soon as practicable, but in any event within three days following the Effective Time and as part of the same overall transaction as the First Merger, Jet Token (as the surviving entity of the First Merger) will merge with and into Second Merger Sub (the “Second Merger” and, together with the First Merger and all other transactions contemplated by the Business Combination Agreement, the “Business Combination”), with Second Merger Sub surviving the merger as a wholly owned subsidiary of Jet.AI.

On March 27, 2023, the Company filed a registration statement on Form S-4 (File No. 333-270848) (the “Form S-4”, as amended on May 11, 2023, June 6, 2023, June 22, 2023, July 7, 2023, July 18, 2023 and July 26, 2023) with the SEC, which includes the proxy statement/prospectus/information statement distributed to holders of the Company’s ordinary shares in connection with the Company’s solicitation for proxies for the vote by the Company’s shareholders in connection with the Jet Token Business Combination and other matters as described in the Form S-4. The Form S-4 was declared effective by the SEC on July 28, 2023, and the definitive proxy statement/prospectus/information statement was mailed to the Company’s shareholders of record on the record date for voting on the Jet Token Business Combination. The Jet Token Business Combination closed on August 10, 2023. Upon consummation of the Jet Token Business Combination, and after the Domestication, the Company has one class of common stock, par value $0.0001 per share, which is listed on Nasdaq under the ticker symbol “JTAI”. The Company’s warrants are listed on Nasdaq under the ticker symbols “JTAIW” and “JTAIZ.”

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP, whereby the Company is treated as the acquired company and Jet Token is treated as the acquirer. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Jet Token issuing stock for the net assets of the Company, accompanied by a recapitalization. The net assets of the Company were stated at historical cost, with no goodwill or other intangible assets recorded. Subsequent presentations of the results of operations presented for the period prior to the Business Combination will be for those of Jet Token.

Jet Token has been determined to be the accounting acquirer in the Business Combination based on the following predominate factors:

●	Jet Token’s existing stockholders have the greatest voting interest in the combined entity;
●	Jet Token has the ability to nominate a majority of the initial members of the Jet Token Board;
●	Jet Token’s senior management is the senior management of the combined entity
●	Jet Token is the larger entity based on historical operating activity and has the larger employee base; and
●	The post-combination company has assumed a Jet Token branded name: “Jet.AI Inc.”

On August 10, 2023, the Company consummated the previously announced Business Combination transaction pursuant to that certain Business Combination Agreement and Plan of Reorganization as described above. Additionally on August 10, 2023, the Company filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which the Company was domesticated and continues as a Delaware corporation (the “Domestication”).

On August 10, 2023, as a result of the Business Combination and the other transactions contemplated by the Business Combination Agreement, following the consummation of the Domestication (a) First Merger Sub merged with and into Jet Token, with Jet Token surviving the merger as a wholly owned subsidiary of the Company (the “First Merger”) and (b) after the effectiveness of the First Merger, Jet Token merged with and into Second Merger Sub, with Second Merger Sub surviving the merger as a wholly owned subsidiary of the Company (the “Second Merger”).

Following the closing of the Business Combination, the Company owns, directly or indirectly, all of the issued and outstanding equity interests in the Second Merger Sub and its subsidiaries, and the stockholders of Jet Token as of immediately prior to the effective time of the First Merger (the “Jet Token Stockholders”) hold a portion of the Company’s common stock, par value $0.0001 per share (the “Jet.AI Common Stock”).

As a result of and upon the effective time of the Domestication: (a) each then issued and outstanding Class A Ordinary Share of Oxbridge was converted automatically, on a one-for-one basis, into a share of Jet.AI Common Stock; (b) each then issued and outstanding Class B Ordinary Share of Oxbridge was converted automatically, on a one-for-one basis, into a share of Jet.AI Common Stock; (c) each then issued and outstanding Oxbridge Warrant was converted automatically into a warrant to purchase one share of Jet.AI Common Stock pursuant to the Warrant Agreement (“Jet.AI Warrant”); and (d) each then issued and outstanding Oxbridge Unit was converted automatically into a Jet.AI Unit, each consisting of one share of Jet.AI Common Stock and one Jet.AI Warrant.

At the effective time of the Business Combination (the “Effective Time”), (i) each outstanding share of Jet Token Common Stock, including each share of Jet Token Preferred Stock that was converted into shares of Jet Token Common Stock immediately prior to the Effective Time, was cancelled and automatically converted into the right to receive (x) the number of shares of Jet.AI Common Stock equal to the Stock Exchange Ratio of 0.03094529, and (y) the number of warrants (“Merger Consideration Warrants”) equal to the Warrant Exchange Ratio of 0.04924242; (ii) each Jet Token Option, whether or not exercisable and whether or not vested, that was outstanding immediately prior to the Effective Time was automatically converted into an option to purchase a number of Jet.AI Options based on the Option Exchange Ratio (determined in accordance with the Business Combination Agreement and as further described in the Proxy Statement); (iii) each Jet Token Warrant issued and outstanding immediately prior to the Effective Time was automatically converted into a warrant to acquire (x) a number of shares of Jet.AI Common Stock equal to the Stock Exchange Ratio and (y) a number of Merger Consideration Warrants equal to the Warrant Exchange Ratio; and (iv) each Jet Token RSU Award that was outstanding immediately prior to the Effective Time was converted into a Jet.AI RSU Award with respect to a number of RSUs based on the applicable exchange ratio as determined in accordance with the Business Combination Agreement.

Forward Purchase Agreement

On August 6, 2023, Oxbridge entered into an agreement with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”), and (iii) Meteora Strategic Capital, LLC (“MSC” and, collectively with MCP and MSTO, “Seller”) (the “Forward Purchase Agreement”) for OTC Equity Prepaid Forward Transactions. For purposes of the Forward Purchase Agreement, Oxbridge is referred to as the “Counterparty” prior to the consummation of the Business Combination, while Jet.AI is referred to as the “Counterparty” after the consummation of the Business Combination. Capitalized terms used herein but not otherwise defined shall have the meanings ascribed to such terms in the Forward Purchase Agreement.

Pursuant to the terms of the Forward Purchase Agreement, the Seller intended, but was not obligated, to purchase up to 1,186,952 (the “Purchased Amount”) Class A ordinary shares, par value $0.0001 per share, of Oxbridge (“Oxbridge Shares”) concurrently with the Closing pursuant to the Seller’s FPA Funding Amount PIPE Subscription Agreement (as defined below), less the number of Oxbridge Shares purchased by the Seller separately from third parties through a broker in the open market (“Recycled Shares”). No Seller was required to purchase an amount of Oxbridge Shares such that following such purchase, that Seller’s ownership would exceed 9.9% of the total Oxbridge Shares outstanding immediately after giving effect to such purchase, unless the Seller, at its sole discretion, waived such 9.9% ownership limitation. The number of shares subject to the Forward Purchase Agreement was subject to reduction following a termination of the Forward Purchase Agreement with respect to such shares as described under “Optional Early Termination” in the Forward Purchase Agreement.

The Forward Purchase Agreement provided for a prepayment shortfall in an amount in U.S. dollars equal to $1,250,000 (the “Prepayment Shortfall”); provided that Seller shall pay one half (1/2) of the Prepayment Shortfall to Counterparty on the Prepayment Date (which amount shall be netted from the Prepayment Amount) (the “Initial Shortfall”) and, at the request of Counterparty, the other one half (1/2) of the Prepayment Shortfall (the “Future Shortfall”) on the date that the SEC declares the Registration Statement effective (the “Registration Statement Effective Date”), provided the VWAP Price is greater than $6.00 for any 45 trading days during the prior 90 consecutive trading day period and average daily trading value over such period equals at least four times the Future Shortfall. Seller in its sole discretion may sell Recycled Shares at any time following the Trade Date and at any sales price, without payment by Seller of any Early Termination Obligation until such time as the proceeds from such sales equal 100% of the Initial Shortfall and 100% of the Future Shortfall actually paid to Counterparty (as set forth under Shortfall Sales in the Forward Purchase Agreement) (such sales, “Shortfall Sales,” and such Shares, “Shortfall Sale Shares”). A sale of Shares is only (a) a “Shortfall Sale,” subject to the terms and conditions herein applicable to Shortfall Sale Shares, when a Shortfall Sale Notice is delivered under the Forward Purchase Agreement, and (b) an Optional Early Termination, subject to the terms and conditions of the forward Purchase Agreement applicable to Terminated Shares, when an OET Notice is delivered under the Forward Purchase Agreement, in each case the delivery of such notice in the sole discretion of the Seller (as further described in the “Optional Early Termination” and “Shortfall Sales” sections in the Forward Purchase Agreement).

The Forward Purchase Agreement provided that the Seller would be paid directly an aggregate cash amount (the “Prepayment Amount”) equal to (x) the product of (i) the number of shares as set forth in a Pricing Date Notice and (ii) the redemption price per share as defined in Article 49.5 of Oxbridge’s Amended and Restated Memorandum and Articles of Association, effective as of August 11, 2021, as amended from time to time (the “Initial Price”), less (y) the Prepayment Shortfall.

The Seller has agreed to waive any redemption rights with respect to any Recycled Shares in connection with the Business Combination, as well as any redemption rights under Oxbridge’s Amended and Restated Memorandum and Articles of Association that would require redemption by Oxbridge. Such waiver may reduce the number of Oxbridge Shares redeemed in connection with the Business Combination, and such reduction could alter the perception of the potential strength of the Business Combination. The Forward Purchase Agreement has been structured, and all activity in connection with such agreement has been undertaken, to comply with the requirements of all tender offer regulations applicable to the Business Combination, including Rule 14e-5 under the Securities Exchange Act of 1934.

FPA Funding Amount PIPE Subscription Agreements

On August 6, 2023, Oxbridge entered into a subscription agreement (the “FPA Funding Amount PIPE Subscription Agreement”) with Seller.

Pursuant to the FPA Funding PIPE Subscription Agreement, Seller agreed to subscribe for and purchase, and Oxbridge agreed to issue and sell to Seller, on the Closing Date, an aggregate of up to 1,186,952 Oxbridge Shares, less the Recycled Shares in connection with the Forward Purchase Agreement.

Maxim Settlement Agreement

On August 10, 2023, the Company entered into a settlement agreement (“Maxim Settlement Agreement”) with Maxim Group LLC, the underwriter for the Company’s initial public offering (“Maxim”). Pursuant to the Maxim Settlement Agreement, the Company issued 270,000 shares of Jet.AI Common Stock to settle the payment obligations of the Company under the underwriting agreement dated on or about August 11, 2021, by and between the Company and Maxim, which shares of Jet.AI Common Stock are subject to a Registration Rights Agreement. The Company also issued 1,127 shares of Series A Convertible Preferred Stock in an amount equal in value to $1,127,000 (the “Series A Preferred Shares”). The shares of Jet.AI Common Stock issuable upon conversion of the Series A Preferred Shares are subject to the Registration Rights Agreement.

Sponsor Settlement Agreement

On August 10, 2023, the Company entered into a settlement agreement (“Sponsor Settlement Agreement”) with Sponsor. Pursuant to the Sponsor Settlement Agreement, the Company issued 575 shares of the Company’s Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred Shares”) to settle the payment obligations of the Company under a promissory note in the principal amount of $575,000 dated November 14, 2022 in favor of Sponsor. The shares of Jet.AI Common Stock issuable upon conversion of the Series A-1 Preferred Shares are subject to a Registration Rights Agreement between the Company and Sponsor.

Liquidity and Capital Resources

As of June 30, 2023 the Company had cash of approximately $20,000 and a working capital deficit of approximately $354,000. In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans.

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

Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such working capital loans by our sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of June 30, 2023, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or three months from this filing. Over this time period, we will be using these funds to pay existing accounts payable and consummating the proposed Business Combination.

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

Results of Operations

As of June 30, 2023, we had not commenced any operations. All activity for the period ended June 30, 2023 and relates to structuring, negotiation and consummation of our proposed Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our proposed Business Combination, at the earliest. We will generate non-operating income in the form of interest income and unrealized gains from the proceeds derived from the Initial Public Offering, net of redemptions. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for consummating our proposed Business Combination.

Net income (loss) for the three-month periods ended June 30, 2023 was $232,000 (2022:($502,000)), or $0.06 (2022:($0.035)) basic and diluted income (loss) per share, respectively, which consisted of approximately $106,000 (2022: $74,000) in general and administrative expenses, $155,000 (2022: $377) in other income and approximately $183,000 gain (2022: $428,000 loss) on warrant liability revaluation.

Net (loss) income for the six-month periods ended June 30, 2023 was ($383,000) (2022: $2,863,000), or ($0.09) (2022: $0.198) basic and diluted (loss) income per share, respectively, which consisted of an approximately $470,000 (2022: $130,000) in general and administrative expenses, $292,000 (2022: $598) in other income and approximately $206,000 loss (2022: $2,993,0000 gain) on warrant liability revaluation.

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the effective date of the Company’s IPO, the Company agreed to pay its Sponsor a total of up to $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the six-month period ended June 30, 2023, the Company recorded expenses of $80,000 (including a previously omitted charge of $20,000 relating to November and December 2022 charges) to the Sponsor under the Administrative Services Agreement.

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

The 17,260,000 warrants issued on August 16, 2021 in connection with the IPO and the Private Placement (including the 11,500,000 warrants included in the Units and the 5,760,000 Private Placement Warrants) are recognized as derivative liabilities in accordance with ASC 815. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Black-Scholes option pricing model and subsequently, the fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants beginning from December 31, 2021, and through to June 30, 2023. The fair value of the Private Warrants has been estimated initially and subsequently, as of June 30, 2023, using a version of the Black-Scholes option pricing model. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly.

Class A Ordinary Shares Subject to Possible Redemption

As of June 30, 2023, there were 1,301,952 Class A ordinary shares issued or outstanding. The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and be subject to occurrence of uncertain future events. Accordingly, at June 30, 2023, 1,186,952 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on June 30, 2023 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in our (i) Annual Reports on Form 10-K and Form 10-KA for the years ended December 31, 2022 and 2021, respectively, as filed with the SEC on February 22, 2023 and February 21, 2023, respectively, (ii) Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 12, 2023, and (iii) Registration Statement on Form S-4 that was filed with the SEC on March 27, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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
2.2

Amendment No. 1 to Business Combination Agreement and Plan of Reorganization, dated May 11, 2023, by and among Oxbridge Acquisition Corp., OXAC Merger Sub I, Inc., OXAC Merger Sub II, LLC and Jet Token Inc. (incorporated by reference to Exhibit 2.1 of Oxbridge Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on May 11, 2023).

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

Date: August 21, 2023	OXBRIDGE ACQUISITION CORP.

	By:	/s/ George Murnane
	Name:	George Murnane
	Title:	Interim Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

