Form 10-Q
period 2023-09-30
Jet.AI Inc.
filed 2023-11-20
CIK 1861622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-40725

Jet.AI Inc.

(Exact Name of Registrant As Specified In Its Charter)

10845 Griffith Peak Dr. Suite 200 Las Vegas, NV	89135
(Address of Principal Executive Offices)	(ZIP Code)

(702) 747-4000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities to be registered under Section 12(b) of the Act:

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

Securities to be registered under Section 12(g) of the Act: None

Indicate by check mark whether the registrant has (1) filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the Company has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of November 17, 2023, there were 9,015,414 of the Company’s common stock, par value $0.0001, issued and outstanding.

In this Form 10-Q, unless otherwise specified, the term “Jet.AI”, “we”, “us”, “our”, or “the Company” refers to Jet.AI Inc. (fka Oxbridge Acquisition Corp.) and our subsidiaries on a consolidated basis.

THIS FILING MAY CONTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO, AMONG OTHER THINGS, THE COMPANY, ITS BUSINESS PLAN AND STRATEGY, AND ITS INDUSTRY. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE BELIEFS OF, ASSUMPTIONS MADE BY, AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY’S MANAGEMENT. WHEN USED IN THE OFFERING MATERIALS, THE WORDS “ESTIMATE,” “PROJECT,” “BELIEVE,” “ANTICIPATE,” “INTEND,” “EXPECT” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH CONSTITUTE FORWARD LOOKING STATEMENTS. THESE STATEMENTS REFLECT MANAGEMENT’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE ON WHICH THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO REVISE OR UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER SUCH DATE OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

ii

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

JET.AI, INC.

(FORMERLY JET TOKEN, INC.)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$903,909	$1,527,391
Accounts receivable	205,977	223,954
Other current assets	157,926	133,907
Prepaid offering costs	800,000	-
Total current assets	2,067,812	1,885,252

Property and equipment, net	8,241	5,814
Intangible assets, net	85,538	155,009
Right-of-use lease asset	1,701,152	2,081,568
Investment in joint venture	100,000	-
Deposits and other assets	798,111	762,976
Total assets	$4,760,854	$4,890,619

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$2,880,901	$242,933
Accrued liabilities	825,586	951,689
Deferred revenue	1,432,126	933,361
Lease liability	506,228	494,979
Note payable	287,500	-
Notes payable - related party	233,333	-
Total current liabilities	6,165,674	2,622,962

Lease liability, net of current portion	1,150,274	1,531,364
Redeemable preferred stock	1,702,000	-
Total liabilities	9,017,948	4,154,326

Commitments and contingencies (Note 2 and 5)	-	-

Stockholders’ (Deficit) Equity
Preferred Stock, 4,000,000 shares authorized, par value $0.0001, 1,702 and 0 issued and outstanding, respectively	-	-
Common stock, 55,000,000 shares authorized, par value $0.0001, 9,164,364 and 4,454,665 issued and outstanding, respectively	916	445
Subscription receivable	(6,724)	(15,544)
Additional paid-in capital	31,863,479	27,407,372
Accumulated deficit	(36,114,765)	(26,655,980)
Total stockholders’ (deficit) equity	(4,257,094)	736,293
Total liabilities and stockholders’ (deficit) equity	$4,760,854	$4,890,619

See accompanying notes to the consolidated financial statements

JET.AI, INC.

(FORMERLY JET TOKEN, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues	$3,367,189	$11,909,588	$8,035,505	$19,650,567

Cost of revenues	3,196,748	10,905,766	8,140,905	17,833,726

Gross profit (loss)	170,441	1,003,822	(105,400)	1,816,841

Operating Expenses:
General and administrative (including stock-based compensation of $2,669,071, $2,060,703, $5,424,158 and $4,431,950, respectively)	4,231,142	2,835,745	8,834,864	6,255,723
Sales and marketing	156,991	118,301	380,699	281,442
Research and development	48,823	46,905	113,778	93,077
Total operating expenses	4,436,956	3,000,951	9,329,341	6,630,242

Operating loss	(4,266,515)	(1,997,129)	(9,434,741)	(4,813,401)

Other (income) expense:
Interest expense	24,095	-	24,095	-
Other income	(51)	-	(51)	(3)
Total other (income) expense	24,044	-	24,044	(3)

Loss before provision for income taxes	(4,290,559)	(1,997,129)	(9,458,785)	(4,813,398)

Provision for income taxes	-	-	-	800

Net Loss	$(4,290,559)	$(1,997,129)	$(9,458,785)	$(4,814,198)

Weighted average shares outstanding - basic and diluted	7,018,212	4,424,267	5,354,931	4,398,303
Net loss per share - basic and diluted	$(0.61)	$(0.45)	$(1.77)	$(1.09)

See accompanying notes to the consolidated financial statements

JET.AI, INC.

(FORMERLY JET TOKEN, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

				Additional		Total
	Common Stock		Subscription	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	(Deficit) / Equity
Balance at June 30, 2022 (unaudited)	4,411,005	$441	$(96,600)	$22,986,812	$(21,734,846)	$1,155,807
Stock-based compensation	-	-	-	2,060,703	-	2,060,703
Sale of Common Stock for cash	33,610	3	-	801,960	-	801,963
Offering costs	-	-	-	(324,908)	-	(324,908)
Net loss	-	-	-	-	(1,997,129)	(1,997,129)
Balance at September 30, 2022 (unaudited)	4,444,615	$444	$(96,600)	$25,524,567	$(23,731,975)	$1,696,436
Balance at June 30, 2023 (unaudited)	4,520,625	$452	$(25,479)	$31,324,113	$(31,824,206)	$(525,120)
Stock-based compensation	148,950	15	-	2,669,056	-	2,669,071
Receipt of subscription receivable	-	-	18,755	-	-	18,755
Recapitalization	4,494,789	449	-	(2,128,994)	-	(2,128,545)
Offering costs	-	-	-	(696)	-	(696)
Net loss	-	-	-	-	(4,290,559)	(4,290,559)
Balance at September 30, 2023 (unaudited)	9,164,364	$916	$(6,724)	$31,863,479	$(36,114,765)	$(4,257,094)

				Additional		Total
	Common Stock		Subscription	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	(Deficit) / Equity
Balance at December 31, 2021	4,342,626	$434	$(96,600)	$19,911,412	$(18,917,777)	$897,469
Stock-based compensation	-	-	-	4,431,950	-	4,431,950
Sale of Common Stock for cash	101,989	10	-	2,451,069	-	2,451,079
Offering costs	-	-	-	(1,269,864)	-	(1,269,864)
Net loss	-	-	-	-	(4,814,198)	(4,814,198)
Balance at September 30, 2022 (unaudited)	4,444,615	$444	$(96,600)	$25,524,567	$(23,731,975)	$1,696,436
Balance at December 31, 2022	4,454,665	$445	$(15,544)	$27,407,372	$(26,655,980)	$736,293
Stock-based compensation	148,950	15	-	5,424,143	-	5,424,158
Sale of Common Stock for cash	65,960	7	(86,370)	1,598,623	-	1,512,260
Receipt of subscription receivable	-	-	95,190	-	-	95,190
Offering costs	-	-	-	(437,665)	-	(437,665)
Recapitalization	4,494,789	449	-	(2,128,994)	-	(2,128,545)
Net loss	-	-	-	-	(9,458,785)	(9,458,785)
Balance at September 30, 2023 (unaudited)	9,164,364	$916	$(6,724)	$31,863,479	$(36,114,765)	$(4,257,094)

See accompanying notes to the consolidated financial statements

JET.AI, INC.

(FORMERLY JET TOKEN, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,458,785)	$(4,814,198)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization and depreciation	101,439	100,788
Amortization of debt discount	20,833	-
Stock-based compensation	5,424,158	4,431,950
Non-cash operating lease costs	380,416	369,499
Changes in operating assets and liabilities:
Accounts receivable	17,977	-
Other current assets	(24,019)	(108,491)
Accounts payable	790,530	(65,322)
Accrued liabilities	(126,103)	107,109
Deferred revenue	498,765	756,799
Lease liability	(369,841)	(358,924)
Net cash (used in) provided by operating activities	(2,744,630)	419,210

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,339)	-
Purchase of intangible assets	(30,056)	-
Investment in joint venture	(100,000)	-
Return of aircraft deposit	-	200,000
Deposits and other assets	(35,135)	110,582
Net cash (used in) provided by investing activities	(169,530)	310,582

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds - related party advances	-	42,000
Repayments - related party advances	-	(242,196)
Proceeds - notes payable, net of discount	275,000	-
Proceeds - related party notes payable, net of discount	225,000	-
Payments on line of credit	-	(194,727)
Offering costs	(437,665)	(1,269,864)
Proceeds from sale of Common Stock	1,607,450	2,451,079
Proceeds from business combination	620,893	-
Net cash provided by financing activities	2,290,678	786,292

(Decrease) increase in cash and cash equivalents	(623,482)	1,516,084
Cash and cash equivalents, beginning of period	1,527,391	643,494
Cash and cash equivalents, end of period	$903,909	$2,159,578

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$800

Non cash investing and financing activities:
Subscription receivable from sale of Non-Voting Common Stock	$6,724	$-
Operating lease, Right-of-use assets and liabilities	$-	$2,506,711
Increase in accounts payable due to Business Combination	$1,047,438	$-
Increase in prepaid offering costs and accounts payable	$800,000	-
Increase in redeemable preferred stock due to Business Combination	$1,702,000	$-

See accompanying notes to the consolidated financial statements

JET.AI, INC.

(FORMERLY JET TOKEN, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Oxbridge Acquisition Corp. (“Oxbridge”) was incorporated as a Cayman Islands exempted company on April 12, 2021. Oxbridge was incorporated for the purpose of effecting a merger, capital stock or share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Jet Token Inc. was formed on June 4, 2018 (“Inception”) in the State of Delaware and is headquartered in Las Vegas, Nevada.

On August 10, 2023 (the “Closing Date”), Oxbridge consummated the business combination transaction (“Business Combination”) pursuant to the Business Combination Agreement and Plan of Reorganization with OXAC Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Oxbridge (“First Merger Sub”), Summerlin Aviation LLC (f/k/a OXAC Merger Sub II, LLC), a Delaware limited liability company and a direct wholly owned subsidiary of Oxbridge (“Second Merger Sub”), and Jet Token, Inc., a Delaware corporation (“Jet Token”). Pursuant to the terms of the Business Combination Agreement, a business combination between Oxbridge and Jet Token was effected through the merger of First Merger Sub and Jet Token, with Jet Token emerging as the surviving company, followed by a merger between Jet Token and Second Merger Sub, with Second Merger Sub emerging as the surviving company as a wholly owned subsidiary of Oxbridge. In connection with the finalization of the Business Combination on August 10, 2023, Oxbridge filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which the Company was domesticated and continues as a Delaware corporation (the “Domestication”) and immediately changed its name to Jet.AI, Inc. (“Jet.AI”). References to the “Company” for periods prior to the consummation of the Business Combination are to Jet Token Inc. and, for periods from and after the consummation of the Business Combination, are to Jet.AI.

Upon consummation of the Business Combination, the Company has one class of common stock, par value $0.0001 per share, which is listed on Nasdaq under the ticker symbol “JTAI”. The Company’s warrants are listed on Nasdaq under the ticker symbols “JTAIW” and “JTAIZ”, respectively.

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

The Company, directly and indirectly through its subsidiaries, is principally involved in (i) the sale of fractional and whole interests in aircraft, (ii) the sale of jet cards, which enable holders to use certain of the Company’s and other’s aircraft at agreed-upon rates, (iii) the operation of a proprietary booking platform (the “App”), which functions as a prospecting and quoting platform to arrange private jet travel with third party carriers as well as via the Company’s leased and managed aircraft, (iv) direct chartering of its HondaJet aircraft by Cirrus, (v) aircraft brokerage and (vi) service revenue from the monthly management and hourly operation of customer aircraft.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern and Management Plans

The Company has limited operating history and has incurred losses from operations since Inception. These matters raise concern about the Company’s ability to continue as a going concern.

The Company began ramping up its revenue-generating activities during the second half of the year ended December 31, 2021 and continuing into 2022 and 2023. During the next twelve months, the Company intends to fund its operations with capital from its operations, and drawdowns under its GEM share purchase agreement. The Company also has the ability to reduce cash burn to preserve capital. There are no assurances, however, that management will be able to raise capital on terms acceptable to the Company. If the Company is unable to obtain sufficient amounts of additional capital, the Company may be required to reduce the near-term scope of its planned development and operations, which could delay implementation of the Company’s business plan and harm its business, financial condition and operating results. The consolidated balance sheets do not include any adjustments that might result from these uncertainties.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and an Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements herein.

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP, whereby Oxbridge is treated as the acquired company and Jet Token is treated as the acquirer (the “Reverse Recapitalization”). Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Jet Token issuing stock for the net assets of Oxbridge, accompanied by a recapitalization. The net assets of Oxbridge were stated at historical cost, with no goodwill or other intangible assets recorded.

Jet Token has been determined to be the accounting acquirer in the Business Combination based on the following predominant factors:

●	Jet Token’s existing stockholders have the greatest voting interest in the combined entity;
●	Jet Token existing stockholders have the ability to nominate a majority of the initial members of the combined entity Board;
●	Jet Token’s senior management is the senior management of the combined entity
●	Jet Token is the larger entity based on historical operating activity and has the larger employee base; and
●	The post-combination company has assumed a Jet Token branded name: “Jet.AI Inc.”

Unaudited Interim Financial Statements

Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these unaudited consolidated interim financial statements have been included. Such adjustments consist of normal recurring adjustments. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Jet.AI Inc. and its wholly owned subsidiaries, Summerlin Aviation LLC, Jet Token Software Inc., Jet Token Management Inc., Galilee LLC, and Galilee 1 SPV LLC and Cloudrise Ltd. All intercompany accounts and transactions have been eliminated in consolidation.

The consolidated assets, liabilities, and results of operations prior to the Reverse Recapitalization are those of Jet Token. The shares and corresponding capital amounts and losses per share, prior to the Reverse Recapitalization, have been retroactively restated based on shares reflecting the exchange ratio established in the Business Combination.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

The material estimate that is particularly susceptible to significant change in the near-term relate to the fair value of the derivative warrant liabilities. Although considerable variability is likely to be inherent in this estimate, management believes that the amounts provided are reasonable. This estimate is continually reviewed and adjusted if necessary. Such adjustment is reflected in current operations.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability. There are three levels of inputs that may be used to measure fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Risks and Uncertainties

The Company has a limited operating history and has only recently begun generating revenue from intended operations. The Company’s business and operations are sensitive to general business and economic conditions in the U.S. and worldwide along with local, state, and federal governmental policy decisions. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse conditions may include but are not limited to: changes in the airline industry, fuel and operating costs, changes to corporate governance best practices for executive flying, general demand for private jet travel, regulations on carbon emissions from aviation and market acceptance of the Company’s business model. These adverse conditions could affect the Company’s financial condition and the results of its operations.

Cash and Cash Equivalents

For purpose of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Included within cash and cash equivalents is restricted cash of $500,000 as at September 30, 2023 and December 31, 2022.

Offering Costs

The Company complies with the requirements of Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 340 with regards to offering costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the consolidated balance sheet. The deferred offering costs will be charged to stockholders’ (deficit) equity upon the completion of an offering or to expense if the offering is not completed.

Other Current Assets

Other current assets include security deposits, which relate primarily to contractual prepayments to third-parties for future services, prepaid expenses and customer receivables for additional expenses incurred in their charter trips.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. As of September 30, 2023 and December 31, 2022, property and equipment consisted entirely of equipment which is being depreciated over a three-year period.

Internal Use Software

The Company incurs software development costs to develop software programs to be used solely to meet its internal needs and cloud-based applications used to deliver its services. In accordance with ASC 350-40, Internal-Use Software, the Company capitalizes development costs related to these software applications once a preliminary project stage is complete, funding has been committed, and it is probable that the project will be completed, and the software will be used to perform the function intended. As of September 30, 2023 and December 31, 2022, the Company has capitalized approximately $398,000 of internal software related costs, which is included in intangible assets in the accompanying consolidated balance sheets. The software officially launched on December 31, 2020. Amortization expense for the nine months ended September 30, 2023 and 2022 was $99,527 and $99,527, respectively, which is included in cost of revenues in the accompanying consolidated income statements. Accumulated amortization as of September 30, 2023 was $364,925.

Investments in Joint Ventures

In January 2023, the Company formed a 50/50 joint venture subsidiary with Great Western Air LLC dba Cirrus Aviation Services, 380 Software LLC, a Nevada limited liability company. Costs and profits are to be shared equally. The Company accounts for these investments using the equity method whereby the initial investment is recorded at cost and subsequently adjusted by the Company’s share of income or loss from the joint venture. The Company has made investments in the joint venture totaling $100,000 during the nine months ended September 30, 2023. There is currently no financial activity or material assets to report for this joint venture beyond this initial investment.

Leases

The Company determines if an arrangement is a lease at inception on an individual contract basis. Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current and operating lease liabilities, non-current on the consolidated balance sheets. Operating lease right-of-use assets represent the right to use an underlying asset for the lease term. Operating lease right-of-use assets are recognized at lease commencement date based on the present value of the future minimum lease payments over the lease term. The interest rate implicit in each lease was readily determinable to discount lease payments.

The operating lease right-of-use assets include any lease payments made, including any variable amounts that are based on an index or rate, and exclude lease incentives. Lease terms may include options to extend or terminate the lease. Renewal option periods are included within the lease term and the associated payments are recognized in the measurement of the operating right-of-use asset when they are at the Company’s discretion and considered reasonably certain of being exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company has elected the practical expedient not to recognize leases with an initial term of 12 months or less on the Company’s consolidated balance sheets and lease expense is recognized on a straight-line basis over the term of the short-term lease.

Impairment of Long-Lived Assets

The Company follows ASC 360, Accounting for Impairment or Disposal of Long-Lived Assets. ASC 360 requires that if events or changes in circumstances indicate that the carrying value of long-lived assets or asset groups may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying value to determine if a write-down to market value would be required. Long-lived assets or asset groups that meet the criteria in ASC 360 as being held for sale are reflected at the lower of their carrying amount or fair market value, less costs to sell.

Revenue Recognition

In applying the guidance of ASC 606, the Company determines revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when, or as, a performance obligation is satisfied.

Revenue is derived from a variety of sources including, but not limited to, (i) fractional/whole aircraft sales, (ii) fractional ownership and jet card programs, (iii) ad hoc charter through the Jet Token App and (iv) aircraft management.

Under the fractional ownership program, a customer purchases an ownership share in a jet which guarantees the customer access to the jet for a preset number of hours per year. The fractional ownership program consists of a down payment, one or more progress payments, a payment on delivery, a Monthly Management Fee (MMF) and an Occupied Hourly Fee (OHF). Revenues from the sale of fractional or whole interests in an aircraft are recognized at the time title to the aircraft is transferred to the purchasers, which generally occurs upon delivery or ownership transfer.

The jet card program provides the customer with a preset number of hours of guaranteed private jet access over the agreement term (generally a year) without the larger hourly or capital commitment of purchasing an ownership share. The jet card program consists of a fixed hourly rate for flight hours typically paid 100% up front.

Revenue is recognized upon transfer of control of the Company’s promised services, which generally occurs upon the flight hours being used. Any unused hours for the fractional jet and jet card programs are forfeited at the end of the contract term and are thus immediately recognized as revenue at that time.

Deferred revenue is an obligation to transfer services to a customer for which the Company has already received consideration. Upon receipt of a prepayment from a customer for all or a portion of the transaction price, the Company initially recognizes a contract liability. The contract liability is settled, and revenue is recognized when the Company satisfies its performance obligation to the customer at a future date. As of September 30, 2023 and December 31, 2022, the Company deferred $1,163,237 and $933,361, respectively, related to prepaid flight hours under the jet card program for which the related travel had not yet occurred.

The Company also generates revenues from individual ad hoc charter bookings processed through the Company’s App, whereby the Company will source, negotiate, and arrange travel on a charter basis for a customer based on pre-selected options and pricing provided by the Company to the customer through the App. In addition, Cirrus markets charter on the Company’s aircraft for the Company’s benefit, generating On Fleet Charter revenue for the Company. Deferred revenue with respect to the App was $268,889 as of September 30, 2023.

The Company utilizes certificated independent third-party air carriers in the performance of a portion of flights. The Company evaluates whether there is a promise to transfer services to the customer, as the principal, or to arrange for services to be provided by another party, as the agent, using a control model. The nature of the flight services the Company provides to members is similar regardless of which third-party air carrier is involved. The Company directs third-party air carriers to provide an aircraft to a member or customer. Based on evaluation of the control model, it was determined that the Company acts as the principal rather than the agent within all revenue arrangements. Owner charter revenue is recognized for flights where the owner of a managed aircraft sets the price for the trip. The Company records owner charter revenue at the time of flight on a net basis for the margin we receive to operate the aircraft. If the Company has primary responsibility to fulfill the obligation, then the revenue and the associated costs are reported on a gross basis in the consolidated statements of operations.

The following is a breakout of revenue components by subcategory for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Software App and On Fleet Charter	$1,860,795	$341,557	$4,413,745	$1,077,200
Jet Card and Fractional Programs	731,716	568,031	2,090,401	1,373,367
Management and Other Services	774,678	-	1,531,359	-
Fractional/Whole Aircraft Sales	-	11,000,000	-	17,200,000
	$3,367,189	$11,909,588	$8,035,505	$19,650,567

Flights

Flights and flight-related services, along with the related costs of the flights, are earned and recognized as revenue at the point in time in which the service is provided. For round-trip flights, revenue is recognized upon arrival at the destination for each flight segment.

Fractional and jet card members pay a fixed quoted amount for flights based on a contractual capped hourly rate. Ad hoc charter customers primarily pay a fixed rate for flights. In addition, flight costs are paid by members through the purchase of dollar-denominated prepaid blocks of flight hours (“Prepaid Blocks”), and other incidental costs such as catering and ground transportation are billed monthly as incurred. Prepaid Blocks are deferred and recognized as revenue when the member completes a flight segment.

Aircraft Management

The Company manages aircraft for owners in exchange for a contractual fee. Revenue associated with the management of aircraft also includes the recovery of owner-incurred expenses including maintenance coordination, cabin crew and pilots, as well as recharging of certain incurred aircraft operating costs and expenses such as maintenance, fuel, landing fees, parking and other related operating costs. The Company passes the recovery and recharge costs back to owners at either cost or a predetermined margin.

Aircraft management-related revenue contains two types of performance obligations. One performance obligation is to provide management services over the contract period. Revenue earned from management services is recognized over the contractual term, on a monthly basis. The second performance obligation is the cost to operate and maintain the aircraft, which is recognized as revenue at the point in time such services are completed.

Aircraft Sales

The Company acquires aircraft from vendors and various other third-party sellers in the private aviation industry. The Company’s classifies the purchase as aircraft inventory on the consolidated balance sheets. Aircraft inventory is valued at the lower of cost or net realizable value. Sales are recorded on a gross basis within revenues and cost of revenue in the consolidated statements of operations. The Company recorded aircraft sales of $0 and $17,200,000 for the nine months ended September 30, 2023 and 2022, respectively.

Pass-Through Costs

In applying the guidance of ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are distinct performance obligations. The Company then assesses whether it is acting as an agent or a principal for each identified performance obligation and includes revenue within the transaction price for third-party costs when the Company determines that it is acting as the principal.

Cost of Revenues

The cost of revenues includes costs incurred in providing air transportation services, such as chartering third-party aircraft, aircraft lease expenses, pilot training and wages, aircraft fuel, aircraft maintenance, and other aircraft operating expenses.

1.	Chartering Third-Party Aircraft: The cost of chartering third-party aircraft is recorded as a part of the cost of revenues. These expenses include the fees paid to third-party operators for providing aircraft services on behalf of the company. Expenses are recognized in the income statement in the period when the service is rendered and are reported on an accrual basis.

2.	Aircraft Lease Expenses: Aircraft lease expenses include the cost of leasing aircraft for the company’s operations. The lease expenses are recognized as an operating expense in the income statement over the lease term on a straight-line basis.

3.	Pilot Training and Wages: Pilot training costs are expensed as incurred and are included in the cost of revenues. This encompasses expenses related to initial pilot training, recurrent training, and any additional required training programs. Pilot wages, including salaries, bonuses, and benefits, are also recognized as a part of the cost of revenues and are reported on an accrual basis.

4.	Aircraft Fuel: The cost of aircraft fuel is recognized as an expense in the cost of revenues category based on the actual consumption during flight operations. Fuel costs are recorded in the income statement in the period when the fuel is consumed and are reported on an accrual basis.

5.	Aircraft Maintenance: Aircraft maintenance expenses include both routine and non-routine maintenance. Routine maintenance costs are expensed as incurred and are recorded as a part of the cost of revenues expense. Non-routine maintenance expenses, such as major repairs and overhauls, are capitalized and amortized over their expected useful life. The amortization expense is included in the cost of revenues and is recognized in the income statement on a straight-line basis over the asset’s useful life.

6.	Other Aircraft Operating Expenses: Other aircraft operating expenses include costs such as insurance, landing fees, navigation charges, and catering services. These expenses are recognized in the income statement as a part of the cost of revenues in the period when they are incurred and are reported on an accrual basis.

Advertising Costs

The Company expenses the cost of advertising and promoting the Company’s services as incurred. Such amounts are included in sales and marketing expense in the consolidated statements of operations and totaled $342,628 and $273,271 for the nine months ended September 30, 2023 and 2022, respectively.

Research and Development

The Company incurs research and development costs during the process of researching and developing its technologies and future offerings. The Company’s research and development costs consist primarily of payments for third party software development that is not capitalizable. The Company expenses these costs as incurred until the resulting product has been completed, tested, and made ready for commercial use.

Stock-Based Compensation

The Company accounts for stock awards under ASC 718, Compensation – Stock Compensation. Under ASC 718, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite vesting period or over the nonemployee’s period of providing goods or services. The fair value of each stock option or warrant award is estimated on the date of grant using the Black-Scholes option valuation model.

Income Taxes

The Company applies ASC 740 Income Taxes (“ASC 740”). Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any and the change during the period in deferred tax assets and liabilities.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position is recognized only if it is “more likely than not” that the position is sustainable upon examination by the relevant taxing authority based on its technical merit.

The Company is subject to tax in the United States (“U.S.”) and files tax returns in the U.S. Federal jurisdiction and Nevada state jurisdiction. The Company is subject to U.S. Federal, state, and local income tax examinations by tax authorities for all periods since Inception. The Company currently is not under examination by any tax authority.

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statements of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. For periods in which the Company incurs a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from diluted EPS calculations. For the nine months ended September 30, 2023 and 2022, there were 3,674,488 and 3,207,125 options, 26,845,591 and 0 warrants, respectively, excluded.

Concentration of Credit Risk

The Company maintains its cash with several major financial institutions located in the United States of America which it believes to be creditworthy. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, the Company may maintain balances in excess of the federally insured limits.

Segment Reporting

The Company identifies operating segments as components of the Company for which discrete financial information is available and is regularly reviewed by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and performance assessment. The chief operating decision maker is the chief executive officer. The Company determined that the Company operates in a single operating and reportable segment, private aviation services, as the chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue, for purposes of making operating decisions, allocating resources, and assessing performance. All of the Company’s long-lived assets are located in the U.S. and revenue from private aviation services is substantially earned from flights throughout the U.S.

NOTE 3 – OTHER ASSETS

Other assets consisted of the following:

	September 30, 2023	December 31, 2022
Deposits	$108,361	$73,226
Lease Maintenance Reserve	689,750	689,750
Total Other Assets	$798,111	$762,976

NOTE 4 – NOTES PAYABLE

Bridge Agreement

On September 11, 2023, the Company entered into a binding term sheet (“Bridge Agreement”) with eight investors whereby the investors purchased from the Company senior secured promissory notes in the aggregate principal amount of $625,000, including $281,250 from related parties. The Bridge Agreement was entered into with, and funding was provided by, Michael Winston, the Executive Chairman of the Board and Interim Chief Executive Officer, Wrendon Timothy, a member of the Board and all three Committees of the Board, William Yankus, a member of the Board and two of its Committees, and Oxbridge RE Holdings Limited, a significant stockholder of the Company for which Mr. Timothy serves as a director and officer, as well as the four other investors named in the Bridge Agreement. Given Mr. Winston’s dual role as a participant in the negotiations with third parties and his participation in the bridge financing itself, for avoidance of doubt, he has agreed to waive any right to receive accrued interest on the principal amount of his note, as well as any redemption premium or any increase in the principal amount of his note in connection with an event of default.

The Company received net proceeds of $500,000, resulting in an original issue discount of $125,000. The notes bear interest at five percent (5%) per annum and are due and payable on March 11, 2024 (the “Maturity Date”). The Company will also have the option to prepay the notes with no penalties at any time prior to the Maturity Date. The Company is required to redeem the notes with one hundred percent (100%) of the proceeds of any equity or debt financing, on a pro rata basis, at a redemption premium of one hundred and ten percent (110%) of the principal amount of the notes. The Company anticipates redeeming the notes in full with proceeds expected to be received over the next several months from existing financing arrangements. The Company recognized a debt discount of $125,000 from the notes, of which $20,833 was amortized through September 30, 2023. Interest expense was $24,095 for the three and nine months ended September 30, 2023, all of which was accrued and unpaid as of September 30, 2023.

An event of default under the notes includes failing to redeem the notes as provided above and other typical bankruptcy events of the Company. In an event of default, the outstanding principal of the notes shall increase by one hundred and twenty percent (120%), and investors may convert the notes into common stock of the Company at the lower of (a) the Fixed Conversion Price or (b) the lowest daily volume-weighted average price reported by Bloomberg (“VWAP”) of the Common Stock during the ten (10) business days before the conversion date. If the daily VWAP of the common stock is below $1.00 for ten (10) consecutive trading days, the Conversion Price shall be 95% of the lowest daily VWAP ten (10) days before conversion date.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Lease

In November 2021, the Company entered into a leasing arrangement with a third party for an aircraft to be used in the Company’s operations. The lease term is for 60 months, expiring November 2026, and requires monthly lease payments. At any time during the lease term, the Company has the option to purchase the aircraft from the lessor at the aircraft’s fair market value at that time.

The lease agreement also requires the Company to hold a liquidity reserve of $500,000 in a separate bank account as well as a maintenance reserve of approximately $690,000 for the duration of the lease term. The liquidity reserve is held in a bank account owned by the Company. As such, this is classified as restricted cash in the accompanying consolidated balance sheets. The maintenance reserve are funds held by the lessor to be used for reasonable maintenance expenses in excess of those covered by the airframe and engine maintenance programs maintained by the Company. These maintenance programs are designed to fully cover the Company’s aircraft’s maintenance costs, both scheduled and unscheduled, and therefore the Company does not expect these funds will be drawn upon. If funds from the maintenance reserve are expended by the lessor, the Company is required to replenish the maintenance reserve account up to the required reserve amount. Any funds remaining at the end of the Lease term will be returned to the Company. The maintenance reserve is included within deposits and other assets in the accompanying consolidated balance sheets. In connection with this leasing arrangement, the Company agreed to pay an arrangement fee of $70,500 to a separate third party. Upon adopting ASC 842 effective January 1, 2022, the Company elected to adopt the package of practical expedients, which include the option to not reassess whether initial direct costs meet the new definition under ASC 842 at the initial application date. As such, the unamortized balance of the arrangement fee has been included within the right-of-use asset in the accompanying balance sheet and is being amortized to lease expense over the remaining term of the lease.

On April 4, 2022, the Company entered into an additional leasing arrangement with a third party for an aircraft to be used in the Company’s operations, substantially identical to the terms of the November 2021 agreement. The lease term was for 60 months, expiring April 4, 2027, and required monthly lease payments. At any time during the lease term, the Company had the option to purchase the aircraft from the lessor at the aircraft’s fair market value at that time. The lease agreement also required the Company to maintain its existing liquidity reserve of $500,000 in a separate bank account as well as an additional maintenance reserve of approximately $690,000 for the duration of the lease term. The liquidity reserve is required to be held in a bank account owned by the Company. Any funds remaining at the end of the Lease term would be returned to the Company. In May 2022, the Company exercised the option to purchase the aircraft from the lessor and in June 2022 sold the aircraft.

Total lease expense for the nine months ended September 30, 2023 and 2022 was $871,409 and $548,049, respectively, which is included within cost of revenues in the accompanying statement of operations.

Right-of-use lease assets and lease liabilities for our operating lease was recorded in the consolidated balance sheet as follows:

September 30, 2023
Operating lease right-of-use asset	$2,576,036
Accumulated amortization	(874,884)
Net balance	$1,701,152

Lease liability, current portion	$506,228
Lease liability, long-term	1,150,274
Total operating lease liabilities	$1,656,502

As of September 30, 2023, the weighted average remaining lease term was 3.3 years, and the weighted average discount rate was 3%.

As of September 30, 2023, future minimum required lease payments due under the non-cancellable operating lease are as follows:

2023	$274,500
2024	549,000
2025	549,000
2026	503,250
Total future minimum lease payments	1,875,750
Less imputed interest	(219,248)
Maturities of lease liabilities	$1,656,502

Share Purchase Agreement

Jet Token executed a Share Purchase Agreement, dated as of August 4, 2022, with GEM Yield LLC SCS and GEM Yield Bahamas Limited (together with GEM Yield LLC SCS, “GEM”), which was automatically assumed by the Company in connection with the Business Combination. In connection with the Business Combination, the Company has the right to periodically issue and sell to GEM, and GEM has agreed to purchase, up to $40,000,000 aggregate value of shares of the Company’s common stock during the 36-month period following the date of listing.

In consideration for these services, the Company has agreed to pay GEM a commitment fee equal to $800,000 payable in cash or freely tradable shares of the Company’s common stock, payable on or prior to the first anniversary of the date of listing. Pursuant to the Share Purchase Agreement, the Company issued to GEM a warrant granting it the right to purchase up to 2,179,447 shares of common stock of the Company on a fully diluted basis. The warrant has an exercise price of $8.60 per share of common stock and term of three years. The commitment fee has been accounted for as prepaid offering costs and accounts payable in the accompanying consolidated balance sheet as of September 30, 2023.

The Company has also entered into a Registration Rights Agreement with GEM, obligating the Company to file a registration statement with respect to resales of the shares of common stock issuable to GEM under the Share Purchase Agreement and upon exercise of the warrant. Because such registration statement was not declared effective by October 23, 2023 (the “Effectiveness Deadline”), the Company must pay to GEM an amount equal to $10,000 for each day following the Effectiveness Deadline until the registration statement has been declared effective. The fee payable under the GEM Registration Rights Agreement will not exceed $300,000 if such delay in the declaration of effectiveness of the registration statement is caused by delays in SEC review of the registration statement or the SEC’s refusal to declare the registration statement effective. The Company began accruing this daily penalty beginning October 24, 2023 and will need to fund such amount.

On October 23, 2023, the Company entered into a warrant amendment agreement, retroactively effective as of August 10, 2023 (the “GEM Warrant Amendment”). The GEM Warrant Amendment provides that GEM can elect to limit the exercisability of its warrant (the “GEM Warrant”) to purchase shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), such that it is not exercisable to the extent that, after giving effect to the exercise, GEM and its affiliates, to the Company’s actual knowledge, would beneficially own in excess of 4.99% of the Common Stock outstanding immediately after giving effect to such exercise. On October 23 2023, GEM provided a notice to the Company electing to have this limit apply to the GEM Warrant effective as of August 10, 2023. GEM may revoke this election notice by providing written notice to the Company of such revocation, which revocation would not be effective until the sixty-first (61st) day after such notice is delivered to the Company.

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

Pursuant to the terms of the Forward Purchase Agreement, the Seller intended, but was not obligated, to purchase up to 1,186,952 (the “Purchased Amount”) Class A ordinary shares, par value $0.0001 per share, of Oxbridge (“Oxbridge Shares”) concurrently with the Closing pursuant to the Seller’s FPA Funding Amount PIPE Subscription Agreement (as defined below), less the number of Oxbridge Shares purchased by the Seller separately from third parties through a broker in the open market (“Recycled Shares”). No Seller was required to purchase an amount of Oxbridge Shares such that following such purchase, that Seller’s ownership would exceed 9.9% of the total Oxbridge Shares outstanding immediately after giving effect to such purchase, unless the Seller, at its sole discretion, waived such 9.9% ownership limitation. The number of shares subject to the Forward Purchase Agreement is subject to reduction following a termination of the Forward Purchase Agreement with respect to such shares as described under “Optional Early Termination” in the Forward Purchase Agreement.

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

The Seller agreed to waive any redemption rights with respect to any Recycled Shares in connection with the Business Combination, as well as any redemption rights under Oxbridge’s Amended and Restated Memorandum and Articles of Association that would require redemption by Oxbridge. Such waiver reduced the number of Oxbridge Shares redeemed in connection with the Business Combination, which may have altered the perception of the potential strength of the Business Combination.

The shares initially held by Seller consisted of 663,556 shares it purchased from third parties through a broker in open market transactions or by reversing previously submitted redemption requests and waived its redemption rights with respect to these shares. Furthermore, Seller purchased 247,756 “Additional Shares” directly from the Company for a per share price of $10.00 pursuant to a subscription agreement entered into on August 6, 2023 (the “FPA Funding Amount PIPE Subscription Agreement”). Of the shares it purchased, 50,000 shares represented Share Consideration to Seller under the Forward Purchase Agreement and are not subject to the terms of the Forward Purchase Agreement, meaning that Seller is free to sell such shares and retain all proceeds therefrom. Netting out the Share Consideration, the total “Number of Shares” initially subject to the terms of the Forward Purchase Agreement was 861,312, comprising 613,556 “Recycled Shares” and 247,756 Additional Shares. Following the Closing of the Business Combination, approximately $7.4 million remained in the trust account pursuant to the Forward Purchase Agreement. The Company paid Seller $6,805,651, representing amounts payable by us to Seller under the Forward Purchase Agreement, net of the aggregate purchase price of the total number of Additional Shares issued to Seller under the FPA Funding Amount PIPE Subscription Agreement; and Seller paid the Company one-half (1/2) of the Prepayment Shortfall, or $625,000.

On August 31, 2023 and October 2, 2023, the Company entered into an amendment and a second amendment, respectively (together, the “Amendments”) to its Forward Purchase Agreement.

The combined effect of the Amendments was to:

●	increase the total number of additional shares Seller purchased from the Company under an FPA Funding Amount PIPE Subscription Agreement to 548,127 shares of the Company’s common stock,
●	provide payment to the Company of “Future Shortfall” amounts totaling $550,000 and reducing the Prepayment Shortfall to $1,175,000, all of which has been paid to the Company,
●	increase the total share consideration to Seller to 275,000 shares of the Company’s common stock,
●	reduce the remaining number of Recycled Shares to 296,518,
●	increase the number of shares subject to the Forward Purchase Agreement to 994,645, and
●	extend the “Valuation Date” to the two year anniversary of the Closing of the Business Combination, or earlier at the discretion of Seller and upon notice to the Company.

The Forward Purchase Agreement, as amended, provides for a cash settlement following the Valuation Date, at which time Seller is obligated to pay the Company an amount equal to the “Number of Shares” subject to the Forward Purchase Agreement (provided such Shares are registered for resale or freely transferrable pursuant to an exemption from registration) multiplied by a per share price reflecting the Company’s volume weighted average trading price over a number of days following the Valuation Date, subject to alternate calculations in certain circumstances. At settlement, the Company is obligated to pay Seller a settlement adjustment of $2.00 per share for the total Number of Shares, which is payable in cash, or in shares of the Company’s Common Stock if the settlement adjustment is greater than the settlement amount payable by Seller and provided that Seller’s ownership would not exceed 9.9% of the Company’s outstanding common stock.

The Forward Purchase Agreement  is recorded as a freestanding equity-linked financial instrument classified as equity under ASC 815-40 and $(250,000) has been included under recapitalization in the statements of stockholders’ (deficit) equity as of September 30, 2023. The shares of common stock issued by the Company to Seller under the agreement are classified as equity.

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

Maxim Settlement Agreement

On August 10, 2023, the Company entered into a settlement agreement (“Maxim Settlement Agreement”) with Maxim Group LLC, the underwriter for the Company’s initial public offering (“Maxim”). Pursuant to the Maxim Settlement Agreement, the Company issued 270,000 shares of Jet.AI Common Stock to settle the payment obligations of the Company under the underwriting agreement dated on or about August 11, 2021, by and between the Company and Maxim, which shares of Jet.AI Common Stock are subject to a Registration Rights Agreement. The Company also issued 1,127 shares of 8% Series A Cumulative Convertible Preferred Stock in an amount equal in value to $1,127,000 (the “Series A Preferred Shares”). The shares of Jet.AI Common Stock issuable upon conversion of the Series A Preferred Shares are subject to mandatory redemption on August 10, 2024, which will be automatically extended by an additional three (3) month period if the Company has not as of such date closed upon one or more equity financings that, in total, result in gross proceeds to the Company of $10.0 million or greater. If the Company raises equity capital, 15% of the net proceeds must be used to redeem the Series A Preferred Shares.

Sponsor Settlement Agreement

On August 10, 2023, the Company entered into a settlement agreement (“Sponsor Settlement Agreement”) with Sponsor. Pursuant to the Sponsor Settlement Agreement, the Company issued 575 shares of the Company’s 5% Series A-1 Cumulative Convertible Preferred Stock (the “Series A-1 Preferred Shares”) to settle the payment obligations of the Company under a promissory note in the principal amount of $575,000 dated November 14, 2022 in favor of Sponsor. The shares of Jet.AI Common Stock issuable upon conversion of the Series A-1 Preferred Shares are subject to mandatory redemption on August 10, 2024, which will be automatically extended by an additional three (3) month period if the Company has not as of such date closed upon one or more equity financings that, in total, result in gross proceeds to the Company of $10.0 million or greater. If the Company raises equity capital, 15% of the net proceeds must be used to redeem the Series A Preferred Shares.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The Amended and Restated Certificate of Incorporation of the Company dated August 10, 2023 authorized the issuance of 59,000,000 shares, consisting of two classes: 55,000,000 shares of common stock, $0.0001 par value per share, and 4,000,000 shares of preferred stock, $0.0001 par value per share. As of September 30, 2023, there are 1,702 shares of preferred stock issued and outstanding.

Upon the consummation of the Business Combination, 4,523,167 shares of Jet.AI Common Stock and 7,196,375 Merger Consideration Warrants were issued to the Historical Rollover Shareholders in exchange for all outstanding shares of Jet Token Common Stock (including shares of Jet Token Preferred Stock converted in the Conversion). The Company also reserved for issuance up to 3,284,488 shares of Jet.AI Common Stock in respect of Jet.AI Options issued in exchange for outstanding pre-merger Jet Token Options, and 148,950 shares of Jet.AI Common Stock and 237,030 Merger Consideration Warrants in respect of Jet.AI RSU Awards issued in exchange for outstanding pre-merger Jet Token RSU Awards. Each Merger Consideration Warrant entitles the registered holder to purchase one whole share of the Company’s common stock at a price of $15.00 per share and expire ten years after issuance. The Company also had 5,760,000 warrants outstanding at September 30, 2023, each warrant exercisable for one share of common stock at an exercise price of $11.50.

In addition, in connection with the Business Combination, the Jet.AI Board adopted the Omnibus Incentive Plan in order to facilitate the grant of equity awards to attract, retain and incentivize employees (including the named executive officers), independent contractors and directors of Jet.AI Inc. and its affiliates, which is essential to Jet.AI Inc.’s long term success. The Omnibus Incentive Plan is a continuation of the 2018 Plan and 2021 Plan, which were assumed from Jet Token and amended, restated and re-named into the form of the Omnibus Incentive Plan effective as of the consummation of the Business Combination.

In February 2020, the Company undertook a Regulation A, Tier 2 offering for which it sought to sell up to 1,031,510 shares of common stock at $9.69 per share for a maximum of $10,000,000. During the nine months ended September 30, 2022, the Company also collected on the sale of an additional 1,915 shares of common stock for gross proceeds of $18,598 under this offering.

In June 2021, the Company undertook another Regulation A, Tier 2 offering for which it sought to sell up to 902,777 shares of common stock at $24 per share for a maximum of $21,880,000. During the nine months ended September 30, 2022, the Company issued an additional 100,074 shares of common stock under this offering for aggregate gross proceeds of $2,432,481. During the nine months ended September 30, 2023, the Company collected on the escrow funds and issued an additional 65,960 shares of non-voting common stock under the Regulation A, Tier 2 campaign for aggregate gross proceeds of $1,598,630, with $6,724 of these proceeds pending release from escrow at September 30, 2023. This offering closed on January 18, 2023.

Stock Options

In connection with the Business Combination, the Company adopted the 2023 Omnibus Incentive Plan. The 2023 Omnibus Incentive Plan provides for the grant of equity awards to employees, outside directors, and consultants, including the direct award or sale of shares, stock options, and restricted stock units to purchase shares. The 2023 Omnibus Incentive Plan is a continuation of Jet Token’s 2018 Plan and 2021 Plan, which were assumed from Jet Token and amended, restated and re-named into the form of the 2023 Omnibus Incentive Plan effective as of the consummation of the Business Combination. As of September 30, 2023, the Company had 3,674,488 total options outstanding with a weighted average exercise price of $6.16, of which 3,284,488 options were issued in exchange for the outstanding Jet Token options in connection with the Business Combination. As of September 30, 2023, the total number of shares reserved for issuance under the 2023 Omnibus Incentive Plan was 4,329. The 2023 Omnibus Incentive Plan is administered by the Company’s Board of Directors, and expires ten years after adoption, unless terminated by the Board.

On June 4, 2018, the Company’s Board of Directors adopted the Jet.AI, Inc. 2018 Stock Option and Grant Plan (the “2018 Plan”). The 2018 Plan provides for the grant of equity awards to employees, non-employee directors and consultants, to purchase shares of the Company’s common stock. As of December 31, 2020, up to 773,632 shares of its common stock were available to be issued pursuant to awards granted under the 2018 Plan. During the year ended December 31, 2021, the 2018 Plan was amended three times to increase the total number of shares reserved for issuance thereunder to 2,320,897.

In August 2021, the Company’s Board of Directors adopted the Jet Token Inc. 2021 Stock Plan (the “2021 Plan”). The 2021 plan provides for the grant of equity awards to employees, outside directors, and consultants, including the direct award or sale of shares, stock options, and restricted stock units to purchase shares. Up to 154,726 shares of common stock could have been issued pursuant to awards granted under the 2021 Plan. During the year ended December 31, 2022, the 2021 Plan was amended to increase the number of shares of common stock authorized under the 2021 Plan to 464,179.

During the nine months ended September 30, 2022, the Company granted a total of 274,732 stock options to purchase common stock to various advisors and consultants. The options have a ten-year life and are exercisable at $10.42. 42,643 of the options were immediately vested on the grant date while the remaining options vest in monthly tranches over a three-year period. The options had a grant date fair value of approximately $4,774,000, which will be recognized over the vesting period.

During the nine months ended September 30, 2023, the Company granted a total of 458,080 stock options to purchase common stock to various employees, advisors and consultants. The options have a ten-year life and have exercise prices ranging from $2.50 to $10.42. 35,000 of the options were immediately vested on the grant date, 6,189 of the options vest over a period of two months, while the remaining options vest in monthly tranches over a three-year period. The options had a grant date fair value of approximately $2,334,000, which will be recognized over the vesting period.

The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The range of input assumptions used by the Company were as follows:

	September 30, 2023	December 31, 2022
Expected life (years)	6 to 10	6 to 10
Risk-free interest rate	3.55% - 3.94%	1.43% - 4.10%
Expected volatility	90%	80%
Annual dividend yield	0%	0%
Per share grant date fair value	$4.61	$17.47

The Company recognizes stock option forfeitures as they occur as there is insufficient historical data to accurately determine future forfeitures rates.

The risk-free interest rate assumption for options granted is based upon observed interest rates on the United States government securities appropriate for the expected term of the Company’s stock options.

The expected term of stock options is calculated using the simplified method which takes into consideration the contractual life and vesting terms of the options.

The Company determined the expected volatility assumption for options granted using the historical volatility of comparable public company’s common stock. The Company will continue to monitor peer companies and other relevant factors used to measure expected volatility for future stock option grants, until such time that the Company’s common stock has enough market history to use historical volatility.

The dividend yield assumption for options granted is based on the Company’s history and expectation of dividend payouts. The Company has never declared or paid any cash dividends on its common stock, and the Company does not anticipate paying any cash dividends in the foreseeable future.

During the nine months ended September 30, 2023 and 2022, stock-based compensation expense of $4,143,188 and $4,431,350, respectively, was recognized for the vesting of these options. As of September 30, 2023, there was approximately $6,196,000 in unrecognized stock-based compensation, which will be recognized through September 2026.

Restricted Stock Units

In August 2021, the Company granted Restricted Stock Units (RSUs) to a contractor. The grant allows the contractor to earn up to 148,950 shares of non-voting common stock and contains both service-based vesting requirements and liquidity event requirements. Service-based requirements are such that the contractor needs to continue to provide service through August 2022. In addition to the service-based requirements, in order for the RSUs to vest, the Company will need to undertake an IPO or a sale as defined by the grant notice. The RSUs vested as a result of the Business Combination and the full amount of the expense $1,280,970 was recorded during the nine months ended September 30, 2023.

NOTE 7 – RELATED PARTY TRANSACTIONS

From time to time, related parties make payments on the Company’s behalf or advance cash to the Company for operating costs which require repayment. Such transactions are considered short-term advances and non-interest bearing. During the nine months ended September 30, 2023 and 2022, the Company’s Founder and Executive Chairman advanced a total of $0 and $72,000, respectively, to the Company in the form of a non-interest-bearing loan, and the Company repaid $0 and $242,196 of these advances, respectively. As of September 30, 2023 and December 31, 2022 there were no such advances outstanding.

See Note 4 for discussion of the Bridge Agreement entered into with related parties.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company’s financial instruments, which consist of cash and cash equivalents, accounts receivable, accounts payable, and notes payable approximate fair value due to their short-term nature.

NOTE 9 – DEFERRED REVENUE

Changes in deferred revenue for the nine months ended September 30, 2023 were as follows:

Deferred revenue as of December 31, 2022	$933,361
Amounts deferred during the period	2,507,806
Revenue recognized from amounts included in the deferred revenue beginning balance	(592,171)
Revenue from current period sales	(1,416,870)
Deferred revenue as of September 30, 2023	$1,432,126

NOTE 10 – SUBSEQUENT EVENTS

See Note 5 for discussion of subsequent amendments to the Share Purchase Agreement and Forward Purchase Agreement in October 2023.

The Company has evaluated subsequent events that occurred after September 30, 2023 through November 20, 2023, the date of these consolidated financial statements were available to be issued, and noted no additional events requiring recognition for disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which Jet.AI’s management believes is relevant to an assessment and understanding of its consolidated results of operations and financial condition. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. You should read the following discussion and analysis of Jet.AI’s financial condition and results of operations together with the historical unaudited consolidated financial statements as of September 30, 2023 and December 31, 2022, and the three and nine months ended September 30, 2023 and 2022, and the related notes that are included elsewhere in this report.

Percentage amounts included in this report have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. Certain other amounts that appear in this report may not sum due to rounding.

Business Combination

As discussed under “– Business Combination” below, on August 10, 2023, Oxbridge Acquisition Corp. (“Oxbridge”), consummated a business combination pursuant to a Business Combination Agreement and Plan of Reorganization, as amended by Amendment No. 1 to the Business Combination Agreement, dated as of May 11, 2023 (the “Business Combination Agreement”) among Oxbridge, OXAC Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Oxbridge (“First Merger Sub”), Summerlin Aviation LLC (f/k/a OXAC Merger Sub II, LLC), a Delaware limited liability company and a direct wholly owned subsidiary of Oxbridge (“Second Merger Sub”), and Jet Token, Inc., a Delaware corporation (“Jet Token”). Pursuant to the Business Combination Agreement, Oxbridge redomiciled as a Delaware corporation and was immediately renamed Jet.AI, Inc., and promptly thereafter, (a) First Merger Sub merged with and into Jet Token with Jet Token surviving the merger as a wholly owned subsidiary of Jet.AI Inc. and (b) Jet Token merged with and into Second Merger Sub (each merger and all other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

As a result of the Business Combination:

●	the then issued and outstanding Class A ordinary shares of Oxbridge were converted, on a one-for-one basis, into shares of common stock, par value $0.0001 per share of Jet.AI, Inc. (“Common Stock”),

●	the then issued and outstanding Class B ordinary share of Oxbridge were converted, on a one-for-one basis, into shares of Common Stock of Jet.AI. Inc.,

●	the then issued and outstanding Oxbridge warrants were converted into an equal number of warrants, each exercisable for one share of Common Stock (“Jet.AI Warrants”),

●	the then issued and outstanding Oxbridge Units were converted into an equal number of Jet.AI Units, each consisting of one share of Common Stock and one Jet.AI Warrant,

●	the outstanding shares of Jet Token common stock, including all shares of Jet Token preferred stock that converted into shares of Jet Token common stock, were cancelled and converted into the right to receive the number of shares of Common Stock and the number of warrants (“Merger Warrants”) based on the respective exchange rations set forth in the Business Combination Agreement,

●	all outstanding Jet Token options for Common Stock , whether or not exercisable and whether or not vested, were converted into options to purchase Common Stock based on the applicable exchange ratio determined in accordance with the Business Combination Agreement,

●	all outstanding Jet Token warrants were converted into warrants to acquire the number of shares of Common Stock and Merger Warrants based on the applicable exchange ratio set forth in the Business Combination Agreement, and

●	the outstanding Jet Token restricted stock unit awards were converted into Jet.AI restricted stock unit awards based on the applicable exchange ratio determined in accordance with the Business Combination Agreement.

As a result of the Business Combination, Jet.AI Inc. has one class of Common Stock, listed on Nasdaq under the ticker symbol “JTAI”, and two classes of warrants the Jet.AI Warrants and the Merger Warrants, listed on Nasdaq under the ticker symbols “JTAIW” and “JTAIZ” respectively.

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP, whereby Oxbridge is treated as the acquired company and Jet Token is treated as the acquirer (the “Reverse Recapitalization”). Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Jet Token issuing stock for the net assets of Oxbridge, accompanied by a recapitalization. The net assets of Oxbridge were stated at historical cost, with no goodwill or other intangible assets recorded.

The consolidated assets, liabilities, and results of operations prior to the Reverse Recapitalization are those of Jet Token. The shares and corresponding capital amounts and losses per share, prior to the Reverse Recapitalization, have been retroactively restated based on shares reflecting the exchange ratio established in the Business Combination.

Jet Token has been determined to be the accounting acquirer in the Business Combination based on the following predominate factors:

●	Jet Token’s existing stockholders have the greatest voting interest in the combined entity;

●	Jet Token existing stockholders have the ability to nominate a majority of the initial members of combined entity’s board;

●	Jet Token’s senior management is the senior management of the combined entity

●	Jet Token is the larger entity based on historical operating activity and has the larger employee base; and

●	The post-combination company has assumed a Jet Token branded name: “Jet.AI Inc.”

References in this Part I to “Jet.AI” or “the Company” refer to Jet Token Inc. prior to the consummation of the Business Combination and to Jet.AI Inc. from and after the closing of the Business Combination.

Overview

Jet.AI, a Delaware corporation, was founded in 2018 by Michael Winston, its Executive Chairman. The Company, directly and indirectly through its subsidiaries, has been principally involved in (i) the sale of fractional and whole interests in aircraft, (ii) the sale of jet cards, which enable holders to use certain of the Company’s and other’s aircraft at agreed-upon rates, (iii) the operation of a proprietary booking platform (the “App”), which functions as a prospecting and quoting platform to arrange private jet travel with third party carriers as well as via the Company’s leased and managed aircraft, (iv) direct chartering of its HondaJet aircraft by Cirrus, (v) aircraft brokerage and (vi) service revenue from the monthly management and hourly operation of customer aircraft.

Under the Company’s fractional ownership program, a customer purchases an ownership share in a jet which guarantees the customer access to the jet for a preset number of hours per year. The fractional ownership program typically consists of a down payment, one or more progress payments, a payment on delivery, and in future periods will include a Monthly Management Fee (MMF) and an Occupied Hourly Fee (OHF) during the term of the fractional owner’s management agreement. The sale of a fractional interest or whole aircraft is recognized at the time of aircraft delivery, MMF revenue is generally fixed and would be recognized monthly over the life of the management agreement, while OHF revenue is typically variable and would be recognized monthly based on the number of hours flown by the customer in the period. The Company’s jet card program provides the customer with a preset number of hours of private jet access at a fixed hourly rate over the agreement term (generally a year), typically paid 100% upfront. The Company also receives commission-based revenue for sales of jet cards on behalf of Cirrus and engages in whole aircraft brokerage. The Company recognizes revenue from sales of its own jet cards and from third-party charters generated through the Company’s App, upon transfer of control of its promised services, which generally occurs upon completion of a flight, or, in the case of unused hours under the jet card program, at the end of the contract term. The Company recognizes its share of the revenue from the sales of Cirrus jet cards upon payment by the program member.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues	$3,367,189	$11,909,588	$8,035,505	$19,650,567

Cost of revenues	3,196,748	10,905,766	8,140,905	17,833,726

Gross profit (loss)	170,441	1,003,822	(105,400)	1,816,841

Operating Expenses:
General and administrative (including stock-based compensation of $2,669,071, $2,060,703, $5,424,158, and $4,431,950, respectively)	4,231,142	2,835,745	8,834,864	6,255,723
Sales and marketing	156,991	118,301	380,699	281,442
Research and development	48,823	46,905	113,778	93,077
Total operating expenses	4,436,956	3,000,951	9,329,341	6,630,242

Operating loss	(4,266,515)	(1,997,129)	(9,434,741)	(4,813,401)

Other (income) expense:
Interest expense	24,095	-	24,095	-
Other income	(51)	-	(51)	(3)
Total other (income) expense	24,044	-	24,044	(3)

Loss before provision for income taxes	(4,290,559)	(1,997,129)	(9,458,785)	(4,813,398)

Provision for income taxes	-	-	-	800

Net Loss	$(4,290,559)	$(1,997,129)	$(9,458,785)	$(4,814,198)

Weighted average shares outstanding - basic and diluted	7,018,212	4,424,267	5,354,931	4,398,303
Net loss per share - basic and diluted	$(0.61)	$(0.45)	$(1.77)	$(1.09)

Three Months Ended September 30, 2023 and 2022

Revenues

Revenues for the third quarter of 2023 totaled $3.4 million, a $8.5 million decrease from 2022’s third quarter revenues of $11.9 million and were comprised of $775,000 in services revenue from the management of customers’ aircraft, $797,000 in software-related revenue, $732,000 in Jet Card revenue for hours flown and other charges based on hours flown, and $1.1 million in On Fleet Charter revenue from the chartering of our HondaJets by our operating partner Cirrus.

The primary reason for this decrease in revenue was due to the absence of aircraft available for fractional sale in the third quarter of 2023 compared with the successful fractionalization of the Company’s last two HondaJets during the third quarter of 2022. The decrease in revenue in the third quarter of 2023 was offset by additional service revenue of $775,000 arising from the Company’s entering into an agreement to manage a customer’s aircraft in the fourth quarter of 2022.

The following table sets forth a breakout of revenue components by subcategory for the three months ended September 30, 2023 and 2022.

	Three Months Ended
	September 30,
	2023	2022

Software App and On Fleet Charter	$1,860,795	$341,557
Jet Card and Fractional Programs	731,716	568,031
Management and Other Services	774,678	-
Fractional/Whole Aircraft Sales	-	11,000,000
	$3,367,189	$11,909,588

The Company recognized $797,000 in revenue related to App-generated Services and software revenues related to charter bookings made through its App in the third quarter of 2023, an increase of $678,000 and reflected additional brokerage staff, increased marketing and greater awareness of the Company. This compares to revenues totaling $119,000 in the 2022 period.

During the third quarter of 2023, the Company sold 122 prepaid flight hours under its jet card and fractional programs, amounting to $713,000, and recognized $709,000 of revenue for 113 flight hours flown or forfeited, as well as additional charges. These additional charges represent primarily charges for cost reimbursements such as a fuel component adjustment to adjust for changes in fuel prices relative to the jet card and fractional contracts’ base fuel price and reimbursement of federal excise taxes. Prepaid flight hours are recognized as revenue as the flight hours are used or forfeited. At September 30, 2023, the Company had recorded deferred revenue of $1.2 million on its consolidated balance sheet representing prepaid flight hours for which the related travel had not yet occurred.

In the third quarter of 2022, the Company sold 50 prepaid flight hours, amounting to $273,000, and recognized $527,000 of revenue for 93 flight hours flown or forfeited, as well as additional charges. At September 30, 2022, the Company had recorded deferred revenue of approximately $1.2 million.

The increase in flight hours flown period over period is a direct result of the increased number of the Company’s aircraft.

The following table details the flight hours sold and flown or forfeited, as well as the associated deferred revenues and recognized revenues, respectively, and additional charges for the third quarter of 2023 and 2022:

	For the three months ended September 30,
	2023	2022
Deferred revenue at the beginning of the period (1)	$1,099,545	$1,383,213
Prepaid flight hours sold
Amount	$712,769	$272,875
Total Flight Hours	122	50

Prepaid flight hours flown
Amount	$649,077	$479,010
Total flight hours	113	93

Additional charges	$59,760	$48,361
Total flight hour revenue	$708,837	$527,371

Deferred revenue at the end of the period (2)	$1,163,237	$1,177,078

(1)	Deferred revenue at June 30, 2023 and 2022 also includes $10,301 and $0, respectively, with respect to customer prepayments associated with software app transactions.

(2)	Deferred revenue at September 30, 2023 and 2022 also includes $268,889 and $25,534, respectively, with respect to customer prepayments associated with software app transactions.

In addition to its software App and jet card revenues, the Company also generates revenue through the direct chartering of its HondaJet aircraft by Cirrus. During the third quarter of 2023 this revenue amounted to approximately $1.1 million, an increase of $840,000, or 377.6% from the prior year. The increased revenue was a direct result of the greater number of HondaJets operated in the third quarter of 2023 and the addition of the managed Citation CJ4.

Cost of revenues

Our cost of revenue is comprised of payments to Cirrus for the maintenance and management of our fleet aircraft, commissions to Cirrus for their arranging for charters on our aircraft, aircraft lease expense, federal excise tax relating to jet card and third-party charters, and payments to third-party aircraft operators for both charter flights booked through our App, as well as the cost of subcharters for covering jet card flights when our HondaJets were unavailable. The management of our aircraft by Cirrus covers all our aircraft regardless of whether the aircraft are used for program flight hours or charter flights and includes expenses such as fuel, pilot wages and training costs, aircraft insurance, maintenance and other flight operational expenses.

In the third quarter of 2022, the Company operated 1 HondaJet as compared to the 3 HondaJets and 1 CJ4 that it operated in the 2023 period.

As a result of its increased fleet and the increase in jet card and On Fleet Charter flight activity, as well as the startup costs relating to the introduction of the CJ4 to its fleet, costs related to the operation of these aircraft and payments to Cirrus for their management increased $1.0 million from $0.4 million in the third quarter of 2022 to $1.4 million in 2023 and aircraft lease payments increased $154,000 from $167,000 in the third quarter of 2022 to $321,000 in 2023. The Company also incurred third-party charter costs of approximately $1.4 million in the third quarter of 2023, a $1.1 million increase over 2022, in order to fulfill a greater number of App-generated charter bookings, as well as subcharters used for covering jet card flights when our HondaJets were unavailable. Merchant fees and federal excise tax relating to charter flights of $41,000 in the third quarter of 2023 were a $6,000 reduction as compared to $47,000 in the third quarter of 2022.

In total, it cost $1.8 million to operate these 4 aircraft in the third quarter of 2023, compared to $0.7 million to operate 1 aircraft in the third quarter of 2022.

Gross profit (loss)

The resulting gross profit totaled approximately $170,000 for the third quarter of 2023, compared to $1.0 million for the third quarter of 2022. The gross profit in the third quarter of 2023 was largely driven by greater utilization of the Company’s aircraft, offset by increased subcharter costs relating to flights performed by third-party operators for certain of our jet card customers. The 2022 results were positively affected by the fractionalization of the last two of the Company’s HondaJets. Excluding the profit from these fractionalizations, gross profit for the third quarter of 2022 would have been a loss of $26,000.

Total Operating Expenses

In the third quarter of 2023, Jet Token’s operating expenses increased by approximately $1.4 million over the prior year comparable period due to an approximate $1.4 million increase in general and administrative expenses, $37,000 increase in sales and marketing expenses and slightly higher research and development costs. Excluding non-cash stock-based compensation of $2.7 million and $2.1 million in the third quarter of 2023 and 2022, respectively, general and administrative expenses rose by approximately $787,000 primarily due to an increase in professional service expenses of $623,000 related to our Business Combination, Directors and Officers Insurance costs of $98,000, $16,000 in higher rent and increased wages of $79,000, primarily due to increased commissions compensation payable on jet card sales.

The Company’s sales and marketing expenses increased by about $39,000 to $157,000 in the third quarter of 2023 from $118,000 in the third quarter of 2022, as the Company continued the acceleration of its sales and marketing spending upon aircraft delivery and the associated increase in marketable jet card inventory. These expenses are mainly linked to promoting the Company and its programs.

Research and development expenses were essentially unchanged at $49,000 in the third quarter of 2023 from $47,000 in the third quarter of 2022, due to continuing refinement of the App, as well as continued development work on additional software offerings.

Operating Loss

As a result of all of the above, in the third quarter of 2023 the Company recognized an operating loss of approximately $4.3 million, which was an increase in loss of approximately $2.3 million. The increase in operating loss was primarily due to the decrease in gross profit of $833,000 and the increase in general and administrative expenses resulting from the increase in non-cash stock-based compensation expense that resulted from the non-cash vesting of employee stock options as well as the increase in professional and insurance costs following the Business Combination.

Other (Income) Expense

During the third quarter of 2023, the Company recognized approximately $24,000 in other expense due primarily to interest expense related to the Company’s Bridge Agreement as defined and discussed below. There were no such other income or expenses in the third quarter of 2022.

Nine Months Ended September 30, 2023 and 2022

Revenues

Revenues for the first nine months of 2023 totaled $8.0 million, a $11.7 million decrease from 2022’s revenues of $19.7 million, primarily related to fractional and whole aircraft sales revenue of $17.2 million in the 2022 period. Revenues in the 2023 period were comprised of $1.5 million in services revenue from the management of customers’ aircraft, $2.2 million in software-related revenue, $2.1 million in Jet Card revenue for hours flown and other charges based on hours flown and $2.2 million in On Fleet Charter revenue from the chartering of our HondaJets by our operating partner Cirrus.

The following table sets forth a breakout of revenue components by subcategory for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended
	September 30,
	2023	2022

Software App and On Fleet Charter	$4,413,745	$1,077,200
Jet Card and Fractional Programs	2,090,401	1,373,367
Management and Other Services	1,531,359	-
Fractional/Whole Aircraft Sales	-	17,200,000
	$8,035,505	$19,650,567

The Company began recording revenue in September 2020 reflecting services and software revenues related to charter bookings made through its App and in the first nine months of 2022, the Company recognized $0.4 million in revenue related to App-generated charter bookings. During 2023 these revenues totaled $2.2 million, a $1.8 million or 439.2% increase from 2022 reflecting additional brokerage staff, increased marketing and greater awareness of the Company.

The Company acquired its first HondaJet Elite in November 2021 and took delivery of a second HondaJet in April 2022 which was subsequently sold in June 2022 generating aircraft sale proceeds of $6.2 million in the first nine months of 2022. In addition, the Company fractionalized its last two HondaJets during the third quarter of 2022 which generated $11.0 million in revenue. There were no such fractionalization sales during 2023. As a result, the Company generated revenues of $17.2 million from the fractionalization and outright sale of aircraft in the first nine months of 2022, and no such revenues in 2023.

We recognized $1.5 million in service revenue in the first nine months of 2023 relating to an agreement entered into during the fourth quarter of 2022 to manage a customer’s aircraft. There were no such service revenues in the first nine months of 2022.

During the first nine months of 2023, the Company sold 383 prepaid flight hours under its jet card and fractional programs, amounting to $2.1 million, and recognized $2.1 of revenue for 323 flight hours flown or forfeited, as well as additional charges. These additional charges represent primarily charges for cost reimbursements such as a fuel component adjustment to adjust for changes in fuel prices relative to the jet card and fractional contracts’ base fuel price and reimbursement of federal excise taxes. Prepaid flight hours are recognized as revenue as the flight hours are used or forfeited. At September 30, 2023, the Company recorded deferred revenue of $1.2 million on its consolidated balance sheet, which represents prepaid flight hours for which the related travel had not yet occurred.

In the first nine months of 2022, we sold 354 prepaid flight hours amounting to approximately $1.8 million and recognized approximately $1.3 million of revenue for 229 flight hours flown or forfeited, as well as additional charges. At September 30, 2022, the Company recorded deferred revenue of $1.2 million on its consolidated balance sheet.

The increase in flight hours flown is a direct result of the increased number of aircraft.

The following table details the flight hours sold and flown or forfeited, as well as the associated deferred revenues and recognized revenues, respectively, and additional charges for the first nine months of 2023 and 2022:

	For the nine months ended September 30,
	2023	2022
Deferred revenue at the beginning of the period (1)	$933,361	$436,331
Prepaid flight hours sold
Amount	$2,133,019	$1,848,200
Total Flight Hours	383	354

Prepaid flight hours flown
Amount	$1,903,143	$1,107,453
Total flight hours	323	229

Additional charges	$164,379	$225,254
Total flight hour revenue	$2,067,522	$1,332,707

Deferred revenue at the end of the period (2)	$1,163,237	$1,177,078

(1)	Deferred revenue at December 31, 2022 and 2021 also includes $11,800 and $0, respectively, with respect to customer prepayments associated with software app transactions.

(2)	Deferred revenue at September 30, 2023 and 2022 also includes $268,889 and $25,534, respectively, with respect to customer prepayments associated with software app transactions.

During the first nine months of 2023 revenue generated through the direct chartering of the Company’s HondaJet aircraft by Cirrus amounted to approximately $2.2 million, an increase of $1.6 million, or 233.0% from the prior year. The increased revenue was a direct result of the greater number of HondaJets operated and the addition of the managed Citation CJ4.

Cost of revenues

Our cost of revenue is comprised of payments to Cirrus for the maintenance and management of our fleet aircraft, commissions to Cirrus for their arranging for charters on our aircraft, aircraft lease expense, federal excise tax relating to jet card and third-party charters, and payments to third-party aircraft operators for both charter flights booked through our App, as well as the cost of subcharters for covering jet card flights when our HondaJets were unavailable. The management of our aircraft by Cirrus covers all our aircraft regardless of whether the aircraft are used for program flight hours or charters and includes expenses such as fuel, pilot wages and training costs, aircraft insurance, maintenance and other flight operational expenses.

As a result of the increased fleet and the increase in jet card and On Fleet Charter flight activity, as well as the startup expenses relating to the introduction of the managed aircraft to its fleet, operating expenses related to the operation of the Company’s aircraft and payments to Cirrus for their management increased $2.7 million from $1.1 million in the first nine months of 2022 to $3.8 million in 2023 and aircraft lease payments increased $0.3 million from $0.5 million in 2022 to $0.8 million in the first nine months of 2023. The Company also incurred third-party charter costs of approximately $3.1 million in the first nine months of 2023, a $2.4 million increase over 2022, in order to fulfill a greater number of App-generated charter bookings, as well as subcharters used for covering jet card flights when our HondaJets were unavailable. Federal excise tax and merchant fees relating to charter flights increased $70,000 in the first nine months of 2023 to $200,000 from $130,000 in 2022.

In total, excluding aircraft sales costs and as disclosed above, it cost $4.9 million to operate the Company’s 4 aircraft in the first nine months of 2023, compared to $1.8 million in 2022 for 1 aircraft.

Gross profit (loss)

The resulting gross profits totaled ($105,000) for the first nine months of 2023, compared to $1.8 million for 2022. The decrease of $1.9 million was largely driven by the lack of fractional aircraft sales during 2023. Excluding the profit from these aircraft sales, gross profit for the first nine months of 2022 would have been a loss of $178,000. The reduced gross loss in these operations was a result of higher utilization of our aircraft by our jet card customers and higher bookings on our behalf by Cirrus, together with service revenue from the management of an aircraft.

Total Operating Expenses

In the first nine months of 2023, the Company’s operating expenses increased $2.7 million due to a $2.6 million increase in general and administrative expenses, $99,000 in higher sales and marketing expenses, and $21,000 in higher research and development costs. Excluding non-cash stock-based compensation of $5.4 million and $4.4 million in the first nine months of 2023 and 2022, respectively, general and administrative expenses rose by approximately $1.6 million primarily due to due to an increase in professional service expenses of $896,000 related to our Business Combination, Directors and Officers Insurance costs of $135,000, $42,000 in higher rent due to the opening of a satellite office in San Francisco and increased wages of $324,000, primarily due to increased commissions compensation payable on jet card sales.

The Company’s sales and marketing expenses increased by about $99,000 to $381,000 in the first nine months of 2023 from $281,000 in 2022, as it reaccelerated its sales and marketing spending upon aircraft delivery and the associated increase in marketable jet card inventory. These expenses are mainly linked to promoting the Company and its programs.

Research and development expenses increased approximately $21,000 to $114,000 in the first nine months of 2023 from $93,000 in 2022, due to continuing refinement of the App, as well as some initial development work on additional software offerings.

Operating Loss

As a result of all of the above, in the first nine months of 2023 the Company recognized an operating loss of approximately $9.5 million, which was an increase in loss of nearly $4.6 million compared to 2022. The increase was primarily due to reduced gross profits of $1.9 million, as well as a $2.6 million increase in general and administrative expenses, of which approximately $1.1 million was non-cash stock-based compensation expense.

Other (Income) Expense

During the first nine months of 2023, the Company recognized approximately $24,000 in other expense due primarily to to interest expense related to the Company’s Bridge Agreement, compared to $3 in interest income recorded for the first nine months of 2022.

Liquidity and Capital Resources

Overview

The Company incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in its accumulated deficit of $36.1 million as of September 30, 2023. We expect to continue to incur operating losses for at least the next 12 months due to the investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business.

As of September 30, 2023, the Company’s cash and equivalents were approximately $904,000, including approximately $500,000 of restricted cash under its aircraft leasing arrangements described below. In the third quarter of 2023, the Company had approximately $3.4 million in revenue, putting the Company on an annualized run rate of revenue of approximately $13.5 million with an annualized run rate net use of cash of $0.8 million. In the absence of external financing the Company is prepared to cut its cash utilization by ceasing marketing and customer acquisition, suspending software development, streamlining operations, and servicing only existing customers. Such a reduction would allow the Company to continue to operate for a year or more by management’s estimate. During that time the Company would plan to arrange new financing and to then resume expansion.

The Company had disclosed the planned release of six new aviation software programs and has thus far released four of the six. The four software programs released to date are as follows: (1) CharterGPT (iOS), (2) CharterGPT (Android), the (3) DynoFlight carbon removal credit API and (4) a specific version of Flight Club implemented for the Las Vegas Golden Knights and Cirrus Aviation via 380 Software LLC. 380 Software LLC is a by-the-seat charter joint venture between Jet.AI Inc. and Cirrus Aviation. Once developed and launched the operating costs of these products are traditionally limited to server administration and limited maintenance of the code base. While CharterGPT actively contributes revenue, in the absence of any historical experience, management has excluded from its estimates of the Company’s liquidity and capital resources any benefit from DynoFlight, Reroute, Flight Club or JetCard GPT, respectively.

Based on numerous conversations between representatives of the Company and members of the private aviation trade at the annual NBAA trade show held in mid-October of this year, management believes that Part 135 operators may adopt Reroute, which reconstitutes otherwise empty flights into new discounted retail priced charter, ahead of other components of the operator platform. Therefore, the Company has determined to focus development resources into year-end on deepening the functionality of Reroute (and to improving certain features of DynoFlight). The planned release of Reroute is scheduled before year end and more generically applicable versions of FlightClub and JetCardGPT are expected to be released in the first quarter of 2024.

The reason for the difference between management’s forecast of 2023 revenues of approximately $33.9 million disclosed in connection with the Business Combination in its Registration Statement on Form S-4 and the current run rate of approximately $13.5 million stems from a generalized lack of fractional aircraft inventory available for sale, but more specifically from the limited market acceptance of the proposed sale of jet cards on the Cirrus Aviation fleet of 30 managed aircraft. While the Company continues to succeed in selling jet cards with a Western US service area restriction for the light and very light jet category, to date the Company has been unsuccessful in persuading customers to accept certain geographical limitations on the service area of the larger jets primarily operated by Cirrus Aviation. In particular, customers on the Cirrus Aviation jet card program are required to either begin or end all their trips within a four-state service area (consisting of Arizona, California, Nevada Utah), a logistical requirement given that Cirrus Aircraft return to base in the evening, rather than floating and remaining parked in the location of their last revenue leg until otherwise chartered or requested for use by a jet card member. When the aircraft itself has an obvious range restriction customers have been more accepting of a related limitation in the terms of the jet card program. However, when the aircraft has no meaningful range limitation for travel in the continental US, as is the case with the larger jets operated by Cirrus Aviation, customers have proven unwilling to compromise and prefer competing programs with fewer limitations relative to our offering.

In response, the Company has executed a fleet purchase letter of intent with Bombardier and in person conversations were active with Bombardier in October 2023 and talks continue as of the date of this filing. The proposed super-mid size Bombardier aircraft would be sold as fractional aircraft not otherwise subject to the limited four state arrival/departure condition of the Cirrus Aviation jet card program.

Prior to the Business Combination, the Company funded its operations through a combination of cash from operations, the issuance of equity securities, and, to a lesser extent, loans and advances from its Executive Chairman. In connection with the Business Combination, Oxbridge entered into a number of financing arrangements and equity settlements of cash obligations as discussed below. Subsequent to the Business Combination, the Company entered into a Bridge Agreement providing for $500,000 of financing under terms of secured convertible notes with a principal amount of $625,000. It also amended its Forward Purchase Agreement (as defined and discussed under “– Meteora Transactions” below) to accelerate approximately $550,000 of payments thereunder. Finally the Company may raise additional funds from the issuance of equity under the Share Purchase Agreement discussed below, though its ability to access these funds may be limited contractually and negatively impact the Company’s stock price and ability to raise additional funds.

Share Purchase Agreement

The Company has access to $40 million from the Share Purchase Agreement, dated as of August 4, 2022, with GEM Yield LLC SCS and GEM Yield Bahamas Limited (together with GEM Yield LLC SCS, “GEM”), once the Company’s registration statement on Form S-1 is declared effective, which is expected to occur in the fourth quarter of 2023. Shares issued under the Share Purchase Agreement would be exempt from registration under Section 4(a)(2) of the Securities Act. As registration effectiveness is not entirely in the Company’s control, should the Company not be able to access the GEM facility, or should the facility by its terms not be available, the Company would be forced to rely on the Forward Purchase Agreement (as discussed below) or seek other forms of financing which may not be available in sufficient amounts to fund its operations.

GEM is not obligated to purchase shares under the Share Purchase Agreement if any purchase of shares would result in GEM and its affiliates beneficially owning, directly or indirectly, at the time of the proposed issuance, more than 9.99% of the number of issued and outstanding shares of Common Stock as of the date of such proposed issuance. GEM may waive the restriction under the Share Purchase Agreement by providing the Company with sixty-one (61) days’ notice that the Purchaser would like to waive the restriction with regard to any or all shares issuable pursuant to the Share Purchase Agreement.

On August 10, 2023, the Company issued the GEM Warrant, pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act, granting it the right to purchase up to 2,179,447 shares of Common Stock of the Company. The GEM Warrant has a term of three years. The exercise price of the GEM Warrant is $8.60 per share; provided, that, if the average closing price of Jet.AI’s Common Stock for the 10 trading days following the first anniversary of the date of listing is less than 90% of the then current exercise price of the GEM Warrant, then the exercise price of the GEM Warrant will be adjusted to 110% of its then current exercise price. The warrant may be exercised by payment of the per share amount in cash or through a cashless exercise.

The GEM Warrant provides that GEM can elect to limit the exercisability of the GEM Warrant such that it is not exercisable to the extent that, after giving effect to the exercise, GEM and its affiliates, to the Company’s actual knowledge, would beneficially own in excess of 4.99% of the Common Stock outstanding immediately after giving effect to such exercise. GEM has made this election, which may be revoked by providing written notice, which revocation will not be effective until the sixty-first (61st) day thereafter.

The Share Purchase Agreement is only available to the Company to the extent any issuance of Common Stock pursuant to the Share Purchase Agreement does not result in GEM and its affiliates acquiring more than 9.99% of the number of issued and outstanding shares of Common Stock as of the date of such proposed issuance. As a result of GEM’s beneficial ownership of 4.99% of the Company’s outstanding common stock related to the exercisable portion of the GEM Warrant, as a practical matter the Company will only be able to issue shares of Common Stock to GEM under the Share Purchase Agreement in an amount equal to 5% of its outstanding Common Stock.

In connection with the Share Purchase Agreement, the Company and GEM entered into the GEM Registration Rights Agreement pursuant to which the Company is obligated to file the registration statement registering the resale of shares of Common Stock issuable upon exercise of the Warrant or issuable pursuant to the Share Purchase Agreement. Among the remedies available to GEM under the terms of the GEM Registration Rights Agreement if the registration statement is not declared effective by the date that is 45 days (the “Effectiveness Deadline”) after the filing of the registration statement, the Company must pay to GEM an amount equal to $10,000 for each day following the Effectiveness Deadline until the registration statement has been declared effective. The fee payable under the GEM Registration Rights Agreement will not exceed $300,000 if such delay in the declaration of effectiveness of the registration statement is caused by delays in SEC review of the registration statement or the SEC’s refusal to declare the registration statement effective. The Company began accruing this daily penalty beginning October 24, 2023 and will need to fund such amount.

Meteora Transactions

On August 6, 2023, we entered into a Forward Purchase Agreement with Meteora for OTC Equity Prepaid Forward Transactions. The purpose of our entering into this agreement and these transactions was to provide a mechanism whereby Meteora would purchase, and waive their redemption rights with respect to, a sufficient number of Oxbridge Class A ordinary shares to enable Oxbridge to have at least $5,000,000 of net tangible assets, a non-waivable condition to the Closing of the Business Combination, and to provide the Company with cash to meet a portion of the transaction costs associated with the Business Combination.

Pursuant to the terms of the Forward Purchase Agreement, Meteora intended, but was not obligated to, purchase up to 1,186,952 (the “Purchased Amount”) of Oxbridge’s Class A ordinary shares concurrently with the Closing. The shares initially purchased by Meteora consisted of 663,556 Recycled Shares it purchased from third parties through a broker in open market transactions and 247,000 Additional Shares it purchased directly from us in a private placement, pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act, for a per share price of $10.00 pursuant to an FPA Funding Amount PIPE Subscription Agreement. Of these Recycled Shares, 50,000 Recycled Shares represented Share Consideration to Meteora under the Forward Purchase Agreement and are not subject to the terms of the Forward Purchase Agreement, meaning that Meteora is free to sell such shares and retain all proceeds therefrom. Netting out the Share Consideration, the total “Number of Shares” initially subject to the terms of the Forward Purchase Agreement was 861,312. Following the Closing of the Business Combination, we paid to Meteora $9.6 million (based on the Number of Shares times $11.10 (the redemption price of Oxbridge’s Class A ordinary shares) less a “Prepayment Shortfall of $1,250,000); and Meteora paid us ½ of the Prepayment Shortfall, or $625,000.

The parties to the Forward Purchase Agreement subsequently entered into two amendments to the Forward Purchase Agreement, on August 31, 2023 and October 2, 2023, respectively, the combined effect of which was to:

●	increase the total number of Additional Shares Meteora purchased from us under the FPA Funding Amount PIPE Subscription Agreement to 548,127,

●	provide payment to the Company of “Future Shortfall” amounts totaling $550,000 and reducing the Prepayment Shortfall to $1,175,000, all of which has been paid to us,

●	increase the total Share Consideration to 275,000 shares out of existing Recycled Shares,

●	reduce the number of Recycled Shares to 296,518,

●	increase the Number of Shares subject to the Forward Purchase Agreement to 994,645, and

●	extend the “Valuation Date” to the two year anniversary of the Closing of the Business Combination, or earlier at the discretion of Meteora and upon notice to us.

The Forward Purchase Agreement, as amended, provides for a cash settlement following the Valuation Date, at which time Meteora is obligated to pay us an amount equal to the “Number of Shares” subject to the Forward Purchase Agreement (provided such Shares are registered for resale or freely transferrable pursuant to an exemption from registration) multiplied by a per share price reflecting the Company’s volume weighted average trading price over a number of days following the Valuation Date, subject to alternate calculations in certain circumstances. At settlement, we are obligated to pay Meteora a settlement adjustment of $2.00 per share for the total Number of Shares, which is payable in cash, or in shares of our Common Stock if the settlement adjustment is greater than the settlement amount payable by Meteora and provided that Meteora’s ownership would not exceed 9.9% of our outstanding Common Stock.

Additional Terms of the Forward Purchase Agreement, as amended

Meteora is not required to purchase an amount of Shares if following such purchase, Meteora’s ownership would exceed 9.9% of the total Shares outstanding immediately after giving effect to such purchase, unless Meteora, at its sole discretion, waives such 9.9% ownership limitation. The Number of Shares subject to the Forward Purchase Agreement is subject to reduction following a termination of the Forward Purchase Agreement with respect to such shares, at Meteora’s discretion, as described under “Optional Early Termination” in the Forward Purchase Agreement, as discussed below.

The Forward Purchase Agreement provides for a prepayment shortfall in an amount in U.S. dollars equal to $1,175,000 (the “Prepayment Shortfall”); provided that Meteora pay $625,000 of the Prepayment Shortfall to us on the Prepayment Date (which amount is netted from the Prepayment Amount) (the “Initial Shortfall”) and, at our request, $250,000 of the Prepayment Shortfall (the “Future Shortfall”) and $300,000 of the Prepayment Shortfall (the “Second Future Shortfall”). As of the date of this prospectus, the entire Prepayment Shortfall has been paid to us.

Meteora in its sole discretion can sell Recycled Shares at any time following the Trade Date and at any sales price, without payment by Meteora of any Early Termination Obligation until such time as the proceeds from such sales equals 100% of the Initial Shortfall and 100% of the Future Shortfall actually paid to the Company (as set forth under Shortfall Sales in the Forward Purchase Agreement) (such sales, “Shortfall Sales,” and such Shares, “Shortfall Sale Shares”). A sale of Shares is only (a) a “Shortfall Sale,” subject to the terms and conditions of the Forward Purchase Agreement applicable to Shortfall Sale Shares, when a Shortfall Sale Notice is delivered under the Forward Purchase Agreement, and (b) an Optional Early Termination, subject to the terms and conditions of the Forward Purchase Agreement applicable to Terminated Shares, when an OET Notice is delivered under the Forward Purchase Agreement, in each case the delivery of such notice in the sole discretion of Meteora (as further described in the “Optional Early Termination” and “Shortfall Sales” sections in the Forward Purchase Agreement).

The Forward Purchase Agreement provides that the Company will be paid directly an aggregate cash amount (the “Prepayment Amount”) equal to (x) the product of (i) the Number of Shares and (ii) the redemption price per share as defined in Article 49.5 of Oxbridge’s Amended and Restated Memorandum and Articles of Association, effective as of August 11, 2021, as amended from time to time (the “Initial Price”), less (y) the Prepayment Shortfall.

We paid to Meteora the Prepayment Amount required under the Forward Purchase Agreement directly from the Trust Account maintained by Continental Stock Transfer and Trust Company holding the net proceeds of the sale of the units in Oxbridge’s initial public offering and the sale of private placement warrants (the “Trust Account”); with the price paid by Meteora for purchase of the initial 247,000 Additional Shares netted against such Prepayment Amount proceeds. For the avoidance of doubt, any Additional Shares purchased by Meteora are included in the Number of Shares under the Forward Purchase Agreement for all purposes, including for determining the Prepayment Amount.

Following the Closing of the Business Combination, the reset price (the “Reset Price”) is initially the Initial Price. The Reset Price is subject to reset on a bi-weekly basis commencing the first week following the thirtieth day after the closing of the Business Combination to be the lowest of (a) the then current Reset Price, (b) the Initial Price and (c) the VWAP Price of the shares of the prior two weeks; provided that the Reset Price will also be reduced upon a Dilutive Offering Reset immediately upon the occurrence of such Dilutive Offering. The Maximum Number of Shares subject to the Forward Purchase Agreement shall be increased upon the occurrence of a Dilutive Offering to that number of Shares equal to the quotient of (i) the Purchased Amount divided by (ii) the quotient of (a) the price of such Dilutive Offering divided by (b) $10.00.

From time to time and on any date following the Trade Date (any such date, an “OET Date”) and subject to the terms and conditions in the Forward Purchase Agreement, Meteora may, in its absolute discretion, terminate the Transaction in whole or in part by providing written notice to the Company (the “OET Notice”), by the later of (a) the fifth Local Business Day following the OET Date and (b) no later than the next Payment Date following the OET Date, (which shall specify the quantity by which the Number of Shares shall be reduced (such quantity, the “Terminated Shares”)). The effect of an OET Notice shall be to reduce the Number of Shares by the number of Terminated Shares specified in such OET Notice with effect as of the related OET Date. As of each OET Date, the Company will be entitled to an amount from Meteora, and Meteora will pay to the Company an amount, equal to the product of (x) the number of Terminated Shares and (y) the Reset Price in respect of such OET Date. The payment date may be changed within a quarter at the mutual agreement of the parties.

The valuation date will be the earlier to occur of (a) the date that is two (2) years after the Closing Date pursuant to the Business Combination Agreement, (b) the date specified by Meteora in a written notice to be delivered to the Company at Meteora’s discretion (which Valuation Date shall not be earlier than the day such notice is effective) after the occurrence of any of (v) a Shortfall Variance Registration Failure, (w) a VWAP Trigger Event, (x) a Delisting Event, (y) a Registration Failure or (z) unless otherwise specified therein, upon any Additional Termination Event, and (c) the date specified by Meteora in a written notice to be delivered to the Company at Meteora’s sole discretion (which Valuation Date shall not be earlier than the day such notice is effective). The Valuation Date notice will become effective immediately upon its delivery from Meteora to the Company in accordance with the Forward Purchase Agreement.

On the Cash Settlement Payment Date, which is the tenth Local Business Day immediately following the last day of the Valuation Period, Meteora will remit to the Company an amount equal to the Settlement Amount and will not otherwise be required to return to the Company any of the unpaid Prepayment Amount and the Company shall remit to Meteora the Settlement Amount Adjustment; provided, that if the Settlement Amount less the Settlement Amount Adjustment is a negative number and either clause (x) of Settlement Amount Adjustment applies or the Company has elected pursuant to clause (y) of Settlement Amount Adjustment to pay the Settlement Amount Adjustment in cash, then neither Meteora nor the Company shall be liable to the other party for any payment under the Cash Settlement Payment Date section of the Forward Purchase Agreement.

The Forward Purchase Agreement has been structured, and all activity in connection with such agreement has been undertaken, to comply with the requirements of all tender offer regulations applicable to the Business Combination, including Rule 14e-5 under the Securities Exchange Act of 1934.

Copies of the form of Forward Purchase Agreement and each amendment thereto are filed as exhibits to this report, and the foregoing description of the Forward Purchase Agreement, as amended, is qualified in its entirety by reference to the Forward Purchase Agreement and its amendments and they are incorporated herein by reference.

FPA Funding Amount PIPE Subscription Agreement

On August 6, 2023, Oxbridge entered into a FPA Funding Amount PIPE Subscription Agreement with Meteora providing for the terms and conditions under which Meteora would purchase the Additional Shares covered by the Forward Purchase Agreement, directly from the Company in a private placement, pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.

Pursuant to the FPA Funding Amount PIPE Subscription Agreement, Meteora agreed to subscribe for and purchase, and Oxbridge agreed to issue and sell to Meteora, on the Closing Date, an aggregate of up to 1,186,952 Oxbridge Shares, less the Recycled Shares in connection with the Forward Purchase Agreement. On August 10, 2023, Meteora was issued 247,756 shares of Jet.AI Common Stock pursuant to the FPA Funding Amount PIPE Subscription Agreement. Pursuant to the Forward Purchase Agreement Confirmation Amendment, the number of shares of Jet.AI Common Stock issued to Meteora was increased to 548,127 pursuant to the FPA Funding Amount PIPE Subscription Agreement.

A copy of the FPA Funding Amount PIPE Subscription Agreement is filed as an exhibit to this report, and the foregoing description of the FPA Funding Amount PIPE Subscription Agreement is qualified in its entirety by reference thereto and is incorporated herein by reference.

Bridge Agreement

On September 11, 2023, the Company entered into a binding term sheet (“Bridge Agreement”) with eight investors to provide the Company $500,000 of short-term bridge financing pending its receipt of funds from its other existing financing arrangements. During the month of September, the Company engaged in discussions with numerous third parties to secure short-term bridge funding but was not offered terms it found acceptable. Rather, certain related parties of the Company and other parties agreed to provide the Company with this financing on substantially better material terms than it had received from unaffiliated third parties.

The Bridge Agreement was entered into with, and funding was provided by, Michael Winston, the Executive Chairman of the Board and Interim Chief Executive Officer, Wrendon Timothy, a member of the Board and all three Committees of the Board, William Yankus, a member of the Board and two of its Committees, and Oxbridge RE Holdings Limited, a significant stockholder of the Company for which Mr. Timothy serves as a director and officer, as well as the four other investors named in the Bridge Agreement.

Given Mr. Winston’s dual role as a participant in the negotiations with third parties and his participation in the bridge financing itself, for avoidance of doubt, he has agreed to waive any right to receive accrued interest on the principal amount of his Note, as well as any redemption premium or any increase in the principal amount of his Note in connection with an event of default (the “Waiver”). The Company’s Audit Committee pursuant to its Certificate of Incorporation, and the full Board, including a majority of disinterested directors, unanimously approved the Agreement, in each case finding that the Agreement was in the best interests of the Company and its stockholders.

The Bridge Agreement provides for the issuance of Notes, pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act, in an aggregate principal amount of $625,000, reflecting a 20% original issue discount. The Notes bear interest at 5% per annum and mature on March 11, 2024. The Company is required to redeem the Notes with 100% of the proceeds of any equity or debt financing at a redemption premium of 110% of the principal amount of the Notes. The Company anticipates redeeming the Notes in full with proceeds expected to be received over the next several months from existing financing arrangements.

An event of default under the Notes includes failing to redeem the Notes as provided above and other typical bankruptcy events of the Company. In an event of default, the outstanding principal amount of the Notes will increase by 120%, and each investor may convert its Note into shares of Common Stock of the Company at the conversion price set forth in the Bridge Agreement, with registration rights associated with those shares.

A copy of the Bridge Agreement and the Waiver are filed as exhibits to this report and the foregoing descriptions thereof are qualified in their entirety by reference thereto and are incorporated herein by reference.

Other Equity Issuances and Settlement Arrangements

Maxim Payment and Settlement Agreement

On August 10, 2023, the Company entered into a settlement agreement (“Maxim Settlement Agreement”) with Maxim Group LLC, the underwriter for the Company’s initial public offering (“Maxim”). Pursuant to the Maxim Settlement Agreement, the Company issued to Maxim Partners in a private placement pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act, (a) 270,000 shares of Common Stock to Maxim Partners LLC (“Maxim Partners”) to settle the payment obligations of the Company under the underwriting agreement dated on or about August 11, 2021, by and between the Company and Maxim and (b) 1,127 shares of Series A Convertible Preferred Stock to Maxim Partners in an amount equal in value to $1,127,000 (the “Series A Preferred Shares”). The shares Series A Convertible Preferred Stock accrue interest at the rate of 8% per annum (which increases to 18% if the Company fails to meet certain obligations under the terms thereof), payable quarterly and, at the Company’s option, in shares of Common Stock. The Series A Preferred Shares are convertible into 112,700 shares of Common Stock. The Company also issued 115,000 shares of Common Stock to Maxim Partners LLC (“Maxim Partners”) on August 16, 2021, in a private placement exempt from registration under Section 4(a)(2) of the Securities Act, to meet a payment obligation under the underwriting agreement in connection with Oxbridge’s IPO, representing a value of $9.00 per share reflecting an allocation of the $10.00 per Unit IPO price. The above issued and issuable shares of Common Stock shares are subject to a registration rights agreement.

The Company may, subject to certain conditions, redeem the outstanding Series A Preferred Shares in cash at the $1,000 original issue price, subject to adjustment, plus accrued and unpaid dividends. The Company is required to redeem all the outstanding Series A Preferred Shares on August 10, 2024, which will be automatically extended by an additional three (3) month period if the Company has not as of such date closed upon one or more equity financings that, in total, result in gross proceeds to the Company of $10.0 million or greater. If the Company raises equity capital, 15% of the net proceeds must be used to redeem the Series A Preferred Shares.

The foregoing description of the Series A Convertible Preferred Stock, the Maxim Settlement Agreement and registration rights agreement is qualified in its entirety by the full text of such agreements, copies of which are filed as exhibits to this report and incorporated herein by reference. The terms of the Series A Convertible Preferred Stock are set forth in the Designation of the Series A Convertible Preferred Stock filed as an exhibit to this report and incorporated herein by reference.

Sponsor Settlement Agreement

On August 10, 2023, the Company entered into a settlement agreement (“Sponsor Settlement Agreement”) with OAC Sponsor Ltd. (“Sponsor”). Pursuant to the Sponsor Settlement Agreement, the Company issued, in a private placement exempt from registration under Section 4(a)(2) of the Securities Act, 575 shares of the Company’s Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred Shares”) to settle the payment obligations of the Company under a promissory note in the principal amount of $575,000 dated November 14, 2022 in favor of Sponsor. The Series A-1 Preferred Shares accrue interest at the rate of 5% per annum (which increases to 18% if the Company fails to meet certain obligations under the terms thereof), payable quarterly in cash. The Series A-1 Preferred Shares are convertible into 112,700 shares of Common Stock. The shares of Common Stock issuable upon conversion of the Series A-1 Preferred Shares are subject to a registration rights agreement between the Company and Sponsor.

The Company may, subject to certain conditions, redeem the outstanding Series A-1 Preferred Shares in cash at the $1,000 original issue price, subject to adjustment, plus accrued and unpaid dividends. The Company is required to redeem all the outstanding Series A-1 Preferred Shares on August 10, 2024, automatically extended by an additional three (3) month period if the Company has not as of such date closed upon one or more equity financings that, in total, result in gross proceeds to the Company of $10.0 million or greater. If the Company raises equity capital, 15% of the net proceeds must be used to redeem the Series A-1 Preferred Shares.

The foregoing description of the Sponsor Settlement Agreement and registration rights agreement is qualified in its entirety by the full text of such agreements, copies of which are filed as exhibits to this report and incorporated herein by reference. The terms of the Series A-1 Convertible Preferred Stock are set forth in the Designation of the Series A-1 Convertible Preferred Stock filed as an exhibit to this report and incorporated herein by reference.

Warrants

As of September 30, 2023, in addition to the GEM Warrant discussed above, we had 11,489,334 Jet.AI public warrants (“Jet.AI Warrants”) outstanding, 7,196,375 public merger consideration warrants (the “Merger Warrants”) outstanding and 5,760,000 outstanding private placement warrants (“Private Placement Warrants” and together with the GEM Warrant, Jet.AI Warrants and Merger Warrants, the “Warrants”). The Jet.AI Warrants are exercisable, for cash, for an equal number of shares of our Common Stock at an exercise price of $11.50 per share. The Merger Warrants are exercisable, for cash, for an equal number of shares of our Common Stock at an exercise price of $15.00 per share. The Private Placement Warrants are exercisable, either for cash or on a cashless exercise basis, for an equal number of shares of our Common Stock at an exercise price of $11.50 per share. . The GEM Warrant is exercisable, either for cash or on a cashless exercise basis, for an equal number of shares of Common Stock at an exercise price of $8.60 per share.

We believe the likelihood that any warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Common Stock. If the trading price for our Common Stock is less than $11.50 per share, in the case of the Private Placement Warrants and the Jet.AI Warrants, $15.00 in the case of the Merger Warrants or $8.60 per share in the case of the GEM Warrant, we believe holders of the Warrants will be unlikely to exercise them. On November 17, 2023, the last reported sales price of our Common Stock was $1.49 per share.

Additional sales and resales of our Common Stock may hinder our ability to raise capital

We have filed a registration statement on Form S-1, to register up to 43.8 million shares of our Common Stock, including up to approximately 19.5 million shares issuable upon exercise of the GEM Warrant, Jet.AI Warrants and Private Placement Warrants, up to 20.0 million shares issuable to GEM pursuant to the Share Purchase Agreement and shares of Common Stock issued or issuable to Maxim Partners, the Sponsor and Meteora that are subject to registration rights. In addition, the shares of Common Stock issuable upon exercise of the Merger Warrants were registered for resale on the Registration Statement on Form S-4 filed in connection with the Business Combination. The sale of shares of our Common Stock in the public market or otherwise, including sales pursuant to an effective S-1 registration statement, or the perception that such sales could occur, could harm the prevailing market price of shares of our Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Resales of our Common Stock may cause the market price of our securities to drop significantly, even if our business is doing well.

Our ability to raise additional capital through the sale of equity or convertible debt securities could be significantly impacted by the resale of shares of Common Stock pursuant to the S-1 registration statement and pursuant to the exercise of the Merger Warrants which could result in a significant decline in the trading price of our Common Stock and potentially hinder our ability to raise capital at terms that are acceptable to us or at all. In addition, debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, or substantially reduce our operations. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in “Part II. Item 1A. Risk Factors” below.

Cash Flows for the Nine Months Ended September 30, 2023 and 2022

As of September 30, 2023, the Company’s cash and equivalents were approximately $904,000, including approximately $500,000 of restricted cash under its aircraft leasing arrangements described below.

The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	For the nine months ended September 30,
	2023	2022
Net cash (used in) provided by operating activities	$(2,744,630)	$419,210
Net cash (used in) provided by investing activities	(169,530)	310,582
Net cash provided by financing activities	2,290,678	786,292
Increase (decrease) in cash and cash equivalents	$(623,482)	$1,519,084

Cash Flow from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $2.7 million compared to $419,000 for the nine months ended September 30, 2022. The cash outflow from operating activities in 2023 primarily consisted of our net loss, net of non-cash charges of $5.9 million and a $0.4 million reduction in lease liability, which were offset by a $1.8 million increase in operating liabilities. The increase in operating liabilities was primarily driven by a $1.3 million increase in the Company’s accounts payable and accrued liabilities relating to the operation of the Company’s aircraft and a $0.4 million increase in deferred jet card revenue relating to the sale of jet card hours not yet flown. The increase in net cash used in operating activities for 2023 was primarily driven by a $3.4 million increase in our net loss, net of non-cash charges resulting from the Company’s higher level of operations during 2023 as a result of operating a greater number of operational aircraft and startup expenses incurred during 2023 partially offset by the $1.4 million changes in operating assets and liabilities.

Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 was $185,000, primarily relating to the Company’s investment in 380 Software LLC, a 50/50 joint venture subsidiary with Great Western Air LLC dba Cirrus Aviation Services.

Cash Flow from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $2.0 million. Cash provided by financing activities was primarily driven by net offering proceeds from the Company’s Regulation A offering of Non-Voting Common Stock occurring prior to the consummation of the Business Combination. From June 2021 to January 2023, the Company conducted an offering under Regulation A and issued 8,767,126 shares, or approximately 271,000 shares of Common Stock and 432,000 Merger Consideration Warrants following the Business Combination, and representing approximately $6.6 million in gross proceeds . The Company’s Regulation A offering of Non-Voting Common Stock ended in January 2023. In addition, the Company raised $500,000 under its Bridge Agreement.

Aircraft Financing Arrangements

In November 2021 and April 2022, Jet Token entered into two separate five-year leasing arrangements for the acquisition of two of its HondaJet Elite aircraft. At any time during their term, the Company has the option to purchase either aircraft from the lessor at the aircraft’s fair market value at that time. The leasing arrangements also require the Company to hold a combined liquidity reserve of $500,000 in a separate bank account pledged as security to the lessor, which the Company records as restricted cash on its balance sheet, as well as a maintenance reserve of approximately $690,000 for one leased aircraft, which is held by the lessor in the event the lessor determines that the relevant aircraft is not being maintained in accordance with the lease requirements or to prevent deterioration of the aircraft. Events of default under the leasing arrangements include, among other things, failure to make the monthly payments (with a 10-day cure period), default on other indebtedness, breaches of covenants related to insurance and maintenance requirements, change of control or merger, insolvency and a material adverse change in our business, operations or financial condition. Please see Note 5 to the Company’s unaudited financial statements for the nine months ended September 30, 2023 for a further description of these leasing arrangements.

In June 2022, the Company received an unsolicited offer for the outright purchase of one of its HondaJet Elite aircraft, which netted the Company approximately $1.2 million of proceeds over the leased cost. After internal financial and legal review, the Company determined that the sale of the aircraft would offer a net benefit to its stakeholders. The Company considered a number of factors in making this decision, including but not limited to: (1) the availability of replacement aircraft, (2) pilot availability, (3) the time to register the aircraft for commercial use, and (4) the risk-adjusted lifetime return on capital associated with operating the aircraft relative to the purchase price offered.

Critical Accounting Estimates

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

The material estimate that is particularly susceptible to significant change in the near-term relate to the fair value of the derivative warrant liabilities. Although considerable variability is likely to be inherent in this estimate, management believes that the amounts provided are reasonable. This estimate is continually reviewed and adjusted if necessary. Such adjustment is reflected in current operations.

Going Concern and Management Plans

The Company has limited operating history and has incurred losses from operations since Inception. These matters raise concern about the Company’s ability to continue as a going concern.

The Company began ramping up its revenue-generating activities during the second half of the year ended December 31, 2021 and continuing into 2022 and 2023. During the next twelve months, the Company intends to fund its operations with capital from its operations, and drawdowns under its GEM share purchase agreement. The Company also has the ability to reduce cash burn to preserve capital. There are no assurances, however, that management will be able to raise capital on terms acceptable to the Company. If the Company is unable to obtain sufficient amounts of additional capital, the Company may be required to reduce the near-term scope of its planned development and operations, which could delay implementation of the Company’s business plan and harm its business, financial condition and operating results. The consolidated balance sheets do not include any adjustments that might result from these uncertainties.

Trend Information

The Company’s business and operations are sensitive to general business and economic conditions in the U.S. and worldwide along with local, state, federal and foreign governmental policy decisions. A host of factors beyond Jet.AI’s control could cause fluctuations in these conditions. Adverse conditions may include but are not limited to: changes in the airline industry, AI regulations by authorities, fuel and operating costs, changes to corporate governance best practices for executive flying, general demand for private jet travel, regulations on carbon emissions from aviation, market acceptance of our business model and any re-emergence of COVID-19 or similar issues more fully described below. These adverse conditions could affect the Company’s financial condition and the results of operations.

Actions taken around the world since January 2020, when the World Health Organization declared the COVID-19 coronavirus outbreak a “Public Health Emergency of International Concern” to help mitigate the spread of the COVID-19 coronavirus, included restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The COVID-19 coronavirus and actions taken to mitigate it had an adverse impact on the economies and financial markets of many countries, and that included the geographical area in which the Company operates. While it is unknown whether these conditions will recur or what the complete financial effect to the Company would be, it is known that the travel industry in which the Company operates was severely impacted by the pandemic.

While Covid-19 negatively impacted aviation as a whole, the Company’s light business jet sector was less affected as people who previously had not used business jets utilized light jets like the Company’s HondaJet Elites to avoid infection and people who previously had used larger, more expensive, business jets downsized to smaller jets for economic reasons. According to the Federal Aviation Administration’s Business Jet Reports (https://aspm.faa.gov/apmd/sys/bj-intro.asp), private jet domestic hours flown, a key measure for our sub-segment of air travel, grew 0.3% in 2019, (21)% in 2020, 46% in 2021 and 3.5% in 2022. During the pandemic, private jet domestic hours flown bottomed out in the month of April 2020, down 74% as compared to April of 2019. Domestic private jet hours flown then rebounded 106% month over month in May, though May numbers were still down 47% compared with results in (pre-pandemic) May of 2019. By April and May of 2021, private jet domestic hours flown were up 307% and 110% year over year, respectively, versus the bottom in 2020 and up 6% and 11% versus pre-pandemic April and May of 2019. When compared to the pre-pandemic year of 2019, private jet domestic hours flown in 2022 were 19% higher overall. In addition, when compared to the pre-pandemic ten-month period ending in October of 2019, private jet domestic hours flown in the same ten month period in 2023 were 13.4% higher overall, the apparent cause of the growth has been the tendency of travelers to persist flying privately even after the pandemic.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Interim Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our Interim Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on September 30, 2023 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in our (i) Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 22, 2023 (available here: https://www.sec.gov/ix?doc=/Archives/edgar/data/1861622/000149315223005793/form10-k.htm), (ii) Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 11, 2023 (available here: https://www.sec.gov/ix?doc=/Archives/edgar/data/1861622/000149315223016694/form10-q.htm), (iii) Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed with the SEC on August 21, 2023 (available here: https://www.sec.gov/ix?doc=/Archives/edgar/data/1861622/000149315223029620/form10-q.htm), (iv) Amendment No.6 to Registration Statement on Form S-4 that was filed with the SEC on July 26, 2023 (available here: https://www.sec.gov/ix?doc=/Archives/edgar/data/1861622/000149315223025611/forms-4a.htm) and (v) Amendment No.1 to Registration Statement on Form S-1 that was filed with the SEC on October 27, 2023 (available here: https://www.sec.gov/ix?doc=/Archives/edgar/data/1861622/000149315223038446/forms-1a.htm). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

On September 22, 2023, pursuant the exemption from registration provided under Rule 701 of the Securities Act, the Company issued options to employees, exercisable for an aggregate of 390,000 shares of the Company’s Common Stock at a per share exercise price of $2.50 per share. These options had originally been offered to these employees by Jet Token Inc. prior to the consummation of the Business Combination.

All other unregistered sales of equity securities are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and incorporated herein by reference.

Use of Proceeds

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit Number	Description
2.1	Business Combination Agreement and Plan of Reorganization, dated as of February 24, 2023, by and among Oxbridge, First Merger Sub, Second Merger Sub and Jet Token (incorporated by reference to Exhibit 2.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
2.2	Amendment No. 1 to Business Combination Agreement and Plan of Reorganization, dated May 11, 2023, by and among Oxbridge, First Merger Sub, Second Merger Sub and Jet Token (incorporated by reference to Exhibit 2.2 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.1	Certificate of Incorporation of Jet.AI Inc., dated August 10, 2023 (incorporated by reference to Exhibit 3.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.2	Certificate of Designation of the Series A Convertible Preferred Stock of Jet.AI Inc., dated August 10, 2023. (incorporated by reference to Exhibit 3.2 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.3	Certificate of Designation of the Series A-1 Convertible Preferred Stock of Jet.AI Inc., dated August 10, 2023 (incorporated by reference to Exhibit 3.3 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.4	Bylaws of Jet.AI Inc. (incorporated by reference to Exhibit 3.4 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
4.1	Warrant Agreement, dated August 11, 2021, by and between Oxbridge Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of Oxbridge Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 17, 2021).
4.2	Merger Consideration Warrant Agreement, dated August 10, 2023, by and between Jet.AI and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
4.3	Warrant by and between Jet. AI Inc. and GEM Yield Bahamas Limited.
4.4	Warrant Agreement Amendment by and between Jet.AI Inc. and GEM Yield Bahamas Limited.
10.1	2023 Jet.AI Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.2†	Employment Offer Letter dated August 8, 2023 between George Murnane and Jet.AI Inc. incorporated by reference to Exhibit 10.12 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.3†	Employment Offer Letter dated August 8, 2023 between Michael Winston and Jet.AI Inc. (incorporated by reference to Exhibit 10.11 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.4 †	Employment Offer Letter dated July 11, 2023 between Patrick McNulty and Jet.AI Inc.
10.5*	Executive Aircraft Management and Charter Services Agreement by and between Great Western Air, LLC and Jet Token Management Inc., dated November 16, 2020 (incorporated by reference to Exhibit 10.4 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-4/A filed with the SEC on June 6, 2023).
10.6*	HondaJet Fleet Purchase Agreement by and between Honda Aircraft Company, LLC and Galilee LLC, dated December 4, 2020 (incorporated by reference to Exhibit 10.5 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-4/A filed with the SEC on June 6, 2023).
10.7	Aircraft Lease (MSN 42000181) by and between Western Finance Company and Galilee 1 SPV LLC, dated November 23, 2021 (incorporated by reference to Exhibit 10.6 of Oxbridge Acquisition Corp.’s Form S-4/A (File No. 333-270848) filed with the SEC on May 11, 2023).
10.8	Share Purchase Agreement by and among Jet Token Inc., GEM Global Yield LLC SCS and GEM Yield Bahamas Limited, dated August 4, 2022 (incorporated by reference to Exhibit 10.7 of Oxbridge Acquisition Corp.’s Form S-4/A (File No. 333-270848) filed with the SEC on May 11, 2023).
10.9	Registration Rights Agreement by and among Jet Token Inc., GEM Global Yield LLC SCS and GEM Yield Bahamas Limited, dated August 4, 2022 (incorporated by reference to Exhibit 10.8 of Oxbridge Acquisition Corp.’s Form S-4/A (File No. 333-270848) filed with the SEC on May 11, 2023).
10.10*	Preferred Charter Agreement by and between Great Western Air, LLC, dba Cirrus Aviation Services, and Jet Token Management Inc., dated August 22, 2022 (incorporated by reference to Exhibit 10.9 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-1/A filed with the SEC on June 6, 2023).
10.11*	Executive Aircraft Management Agreement by and between Jet Token Management Inc. and Brannata LLC, dated October 27, 2022 (incorporated by reference to Exhibit 10.10 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-4/A filed with the SEC on June 6, 2023).
10.12*	Amendment No. 1 to Executive Aircraft Management Agreement by and between Jet Token Management Inc. and Brannata LLC, dated May 10, 2023 (incorporated by reference to Exhibit 10.11 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-4/A filed with the SEC on June 6, 2023).
10.13	Independent Contractor Confidentiality and Ownership of Intellectual Property Agreement by and between Jet Token Inc. and Mihail Gumennii, dated February 22, 2023 (incorporated by reference to Exhibit 10.12 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-4/A filed with the SEC on June 6, 2023).

10.14	Registration Rights Agreement, dated August 11, 2021, by and among Oxbridge Acquisition Corp., OAC Sponsor Ltd. and Maxim Partners LLC (incorporated by reference to Exhibit 10.3 of Oxbridge Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 17, 2021).
10.15	Form of Forward Purchase Agreement, dated August 6, 2023 (incorporated by reference to Exhibit 10.1 of Oxbridge Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 7, 2023).
10.16	Form of FPA Funding Amount PIPE Subscription Agreement, dated August 6, 2023 (incorporated by reference to Exhibit 10.2 of Oxbridge Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 7, 2023).
10.17	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.18	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.19	Letter Agreement dated August 10, 2023 between Oxbridge Acquisition Corp. and OAC Sponsor Ltd. (incorporated by reference to Exhibit 10.5 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.20	Settlement Agreement date August 10, 2023 between Oxbridge Acquisition Corp. and Maxim Group LLC (incorporated by reference to Exhibit 10.6 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.21	Registration Rights Agreement dated August 10, 2023 between Oxbridge Acquisition Corp. and Maxim Group LLC (incorporated by reference to Exhibit 10.7 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.22	Settlement Agreement date August 10, 2023 between Oxbridge Acquisition Corp. and OAC Sponsor Ltd. (incorporated by reference to Exhibit 10.8 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.23	Registration Rights Agreement dated August 10, 2023 between Oxbridge Acquisition Corp. and OAC Sponsor Ltd. (incorporated by reference to Exhibit 10.9 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.24	Forward Purchase Agreement Confirmation Amendment dated as of August 31, 2023 (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on September 1, 2023).
10.25	Bridge Agreement dated September 11, 2023 between Jet.AI Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on September 15, 2023)
10.26	Waiver of certain rights under the Bridge Agreement by Michael Winston (incorporated by reference to Exhibit 10.2 of Jet.AI’s Current Report on Form 8-K filed with the SEC on September 15, 2023)
10.27	Forward Purchase Agreement Confirmation Second Amendment, dated as of October 2, 2023, among Jet.AI Inc. and the other parties named therein (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on October 10, 2023).
21.1	List of Subsidiaries of Jet.AI Inc. (incorporate by reference to Exhibit 21.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contracts.
*	As permitted by Regulation S-K, Item 601(b)(10)(iv) of the Securities Exchange Act of 1934, as amended, certain confidential portions of this exhibit have been redacted from the publicly filed document. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

JET.AI INC.

	By:	/s/ George Murnane
	Name:	George Murnane
	Title:	Interim Chief Financial Officer
(Principal Financial Officer and Accounting Officer)
Date: November 20, 2023

