Form 10-K
period 2023-12-31
Jet.AI Inc.
filed 2024-04-01
CIK 1861622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-40725

Jet.AI Inc.

(Exact Name of Registrant As Specified In Its Charter)

Delaware	93-2971741
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

10845 Griffith Peak Dr. Suite 200 Las Vegas, NV	89135
(Address of Principal Executive Offices)	(ZIP Code)

(702) 747-4000

(Registrant’s telephone number, including area code)

Securities to be registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	JTAI	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	JTAIW	The Nasdaq Stock Market LLC
Merger Consideration Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $15.00 per share	JTAIZ	The Nasdaq Stock Market LLC

Securities to be registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the Company has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has fi led a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $12,902,168 as of the last business day of the registrant’s most recently completed second fiscal quarter. As of March 27, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $6,250,320.

As of March 27, 2024, there were 12,205,144 of the Company’s common stock, par value $0.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

i

On August 10, 2023 (the “Closing Date”), we consummated the previously announced “Business Combination” pursuant to the Business Combination Agreement and Plan of Reorganization, dated February 24, 2023, as amended by Amendment No. 1 to the Business Combination Agreement, dated as of May 11, 2023 (the “Business Combination Agreement”), by and among the Oxbridge Acquisition Corp., OXAC Merger Sub I, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“First Merger Sub”), Summerlin Aviation LLC (f/k/a OXAC Merger Sub II, LLC), a Delaware limited liability company and a direct, wholly-owned subsidiary of the Company (“Second Merger Sub” and, together with First Merger Sub, the “Merger Subs”), and Jet Token Inc., a Delaware corporation (“Jet Token”). In connection with the Business Combination, we changed our name from Oxbridge Acquisition Corp., a Cayman Islands exempted company (Oxbridge”), to Jet.AI Inc.

Unless otherwise noted in this report, “Jet.AI,” “the Company,” “we,” “us,” “our” and similar terms refer to are to (a) Oxbridge prior to the Closing of the Business Combination and (b) Jet.AI, Inc. after giving effect to the Closing of the Business Combination. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Combination.”

Some of the market and industry data contained in this report are based on independent industry publications or other publicly available information. We believe this information is reliable as of the applicable date of its publication, however, we have not independently verified and cannot assure you as to the accuracy or completeness of this information. As a result, you should be aware that the market and industry data contained herein, and our beliefs and estimates based on such data, may not be reliable.

THIS FILING MAY CONTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO, AMONG OTHER THINGS, THE COMPANY, ITS BUSINESS PLAN AND STRATEGY, AND ITS INDUSTRY. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE BELIEFS OF, ASSUMPTIONS MADE BY, AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY’S MANAGEMENT. WHEN USED HEREIN, THE WORDS “ESTIMATE,” “PROJECT,” “BELIEVE,” “ANTICIPATE,” “INTEND,” “EXPECT” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH CONSTITUTE FORWARD LOOKING STATEMENTS. THESE STATEMENTS REFLECT MANAGEMENT’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE ON WHICH THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO REVISE OR UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER SUCH DATE OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

ii

PART I

Item 1 Business

Overview

Our business strategy combines concepts from fractional jet and charter jet programs with innovations in artificial intelligence, also referred to herein is “AI.” Our purposeful enhancement of price discovery have the potential to produce fairer and more inclusive results for aircraft owners and travelers alike.

We formed our company on June 4, 2018. We developed and, in September 2019, launched our booking platform represented by our iOS app JetToken (the “App”), which originally functioned as a prospecting and quoting platform to arrange private jet travel with third party carriers. Following our acquisition of HondaJets, we began selling jet cards and fractional ownership interests in our aircraft. In 2023, we launched an AI-enhanced booking app called CharterGPT, as more fully discussed under “ – Our Software Platforms – Our Booking Platform and CharterGPT” and “Strategy - Artificial Intelligence” below.

Beginning in 2023, we launched our Jet.AI Operator Platform to provide a B2B software platform for SaaS products. Currently we offer the following SaaS software to aircraft owners and operators generally:

●	Reroute AI: recycles aircraft waiting to return to base into prospective new charter bookings to destinations within specific distances.
●	DynoFlight: enables aircraft operators to estimate aircraft emissions then purchase carbon removal credits via our DynoFlight API.

We have also established a specific version of a private jet by the seat booking tool called for the Las Vegas Golden Knights and Cirrus Aviation via 380 Software LLC. 380 Software LLC is a by-the-seat charter joint venture between us and Cirrus Aviation.

Our strategy involves expanding our fleet of aircraft with larger aircraft capable of traveling longer distances, developing a national jet card program based on third party aircraft, further enhancing the AI functionality of Charter GPT, and expanding upon our B2B software offerings. Our strategy involves expanding our fleet of aircraft with larger aircraft capable of traveling longer distances, further enhancing the AI functionality of Charter GPT, expanding upon Reroute AI and DynoFlight.

The Business Combination

General

On August 10, 2023, Jet.AI Inc., a Delaware corporation (f/k/a Oxbridge Acquisition Corp.), consummated a “Business Combination” pursuant to the Business Combination Agreement and Plan of Reorganization, dated February 24, 2023, as amended by Amendment No. 1 to the Business Combination Agreement, dated as of May 11, 2023, by and among Oxbridge Acquisition Corp. (“Oxbridge”), the Merger Subs and Jet Token. Pursuant to the Business Combination Agreement, Oxbridge redomiciled as a Delaware corporation and was immediately renamed Jet.AI, Inc., and promptly thereafter, (a) First Merger Sub merged with and into Jet Token with Jet Token surviving the merger as a wholly owned subsidiary of Jet.AI Inc. and (b) Jet Token merged with and into Second Merger Sub (each merger and all other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

As a result of the Business Combination:

●	the then issued and outstanding Class A ordinary shares of Oxbridge were converted, on a one-for-one basis, into shares of common stock of Jet.AI, Inc.,

●	the then issued and outstanding Class B ordinary share of Oxbridge were converted, on a one-for-one basis, into shares of common stock of Jet.AI, Inc.,

●	the then issued and outstanding Oxbridge warrants were converted into an equal number of warrants, each exercisable for one share of common stock of Jet.AI, Inc. (“Jet.AI Warrants”),

●	the then issued and outstanding Oxbridge Units were converted into an equal number of Jet.AI Units, each consisting of one share of common stock and one Jet.AI Warrant,

●	the outstanding shares of Jet Token common stock, including all shares of Jet Token preferred stock that converted into shares of Jet Token common stock, were cancelled and converted into the right to receive the number of shares of Jet.AI common stock and the number of Merger Consideration Warrants based on the respective exchange rations set forth in the Business Combination Agreement,

●	all outstanding Jet Token options for its common stock , whether or not exercisable and whether or not vested, were converted into options to purchase Jet.AI common stock based on the applicable exchange ratio determined in accordance with the Business Combination Agreement,

●	all outstanding Jet Token warrants were converted into warrants to acquire the number of shares of common stock and Merger Consideration Warrants based on the applicable exchange ratio set forth in the Business Combination Agreement, and

●	the outstanding Jet Token restricted stock unit awards were converted into Jet.AI restricted stock unit awards based on the applicable exchange ratio determined in accordance with the Business Combination Agreement.

As a result of the Business Combination, Jet.AI Inc. has one class of common stock, listed on Nasdaq under the ticker symbol “JTAI”, and two classes of warrants the Jet.AI Warrants and the Merger Consideration Warrants, listed on Nasdaq under the ticker symbols “JTAIW” and “JTAIZ” respectively.

The foregoing description of the Business Combination does not purport to be complete and is qualified in its entirety by the full text of the Business Combination Agreement and the First Amendment to Business Combination Agreement, which are attached as Exhibit 2.1 and Exhibit 2.2, respectively, to this report.

Certain Financing Arrangements

Prior to and in connection with the Business Combination, we entered into financing arrangements intended to provide us with equity-based financing.

In August 2022, Jet Token entered into a Share Purchase Agreement, dated as of August 4, 2022 (the “Share Purchase Agreement”), with GEM Yield LLC SCS and GEM Yield Bahamas Limited (together with GEM Yield LLC SCS, “GEM”), which was automatically assigned to the Company upon the Closing of the Business Combination. Under the Share Purchase Agreement, the Company has the right to periodically issue and sell to GEM, and GEM has agreed to purchase, up to $40,000,000 aggregate value of shares of the Company’s common stock (the “Aggregate Limit”) during the 36-month period following the date of the Closing of the Business Combination. GEM is not obligated to purchase shares under the Share Purchase Agreement if any purchase of shares would result in GEM and its affiliates beneficially owning, directly or indirectly, at the time of the proposed issuance, more than 9.99% of the number of issued and outstanding shares of common stock as of the date of such proposed issuance. In consideration for these services, the Company has agreed to pay GEM a commitment fee equal to $800,000 payable in cash or freely tradable shares of common stock at the “Daily Closing Price” of the common stock, at the option of the Company. Pursuant to the Share Purchase Agreement, on August 10, 2023, the Company issued GEM a warrant (as subsequently amended, the “GEM Warrant”) granting it the right to purchase up to 6% of the outstanding common stock of the Company on a fully diluted basis as of the date of listing, with exercisability currently limited to 4.99% of the Company’s common stock outstanding immediately after giving effect to such exercise. The GEM Warrant has a term of three years from the date of issuance and, as of December 31, 2024, had an exercise price of $8.40 per share (subject to potential reduction in August 2024).

On August 6, 2023, we entered into an agreement with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”), and (iii) Meteora Strategic Capital, LLC (“MSC” and, collectively with MCP and MSTO, “Meteora”) (as amended on August 31, 2023 and October 2, 2023, the “Forward Purchase Agreement”) for OTC Equity Prepaid Forward Transactions. The primary purpose of our entering into this agreement and these transactions was to provide a mechanism whereby Meteora would purchase, and waive their redemption rights with respect to, a sufficient number of Oxbridge Class A ordinary shares to enable Oxbridge to have at least $5,000,000 of net tangible assets, a non-waivable condition to the Closing of the Business Combination and to provide the Company with cash to meet a portion of the transaction costs associated with the Business Combination. Following the Closing of the Business Combination, we paid to Meteora $6,805,651, representing amounts payable by us to Meteora under the Forward Purchase Agreement, net of the aggregate purchase price of the total number of Additional Shares (as defined and discussed below) issued to Meteora under the FPA Funding Amount PIPE Subscription Agreement; and Meteora paid us ½ of the Prepayment Shortfall (as defined below), or $625,000. The Forward Purchase Agreement was amended to provide payment to the Company of an additional $550,000, reflecting payment in full of the amended Prepayment Shortfall of $1,175,000. The Company also received approximately $1.2 million from the issuance of common stock under the Forward Purchase Agreement, including due to early termination of the facility.

In connection with the Business Combination, we also entered into settlement agreements with Maxim Group LLC, the underwriter for the Company’s initial public offering and this offering (“Maxim”), and with OAC Sponsor Ltd., a Cayman Islands exempted company (the “Sponsor”), the sponsor of Oxbridge, each providing for the issuance of equity in satisfaction of Oxbridge payment obligations.

Please see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Overview” for a further discussion of the terms of these financing arrangements and other recent financing transactions.

Recent Events

Our common stock is currently listed on The Nasdaq Global Market under the symbol “JTAI”. On December 1, 2023, the Company received a notification letter (the “Letter”) from the Nasdaq Listing Qualifications Staff of Nasdaq notifying the Company that its failed to meet the continued listing requirements for The Nasdaq Global Market. In accordance with Nasdaq rules and as stated in the Letter, the Company submitted a plan to regain compliance, involving a proposed transfer to The Nasdaq Capital Markets with lower listing requirements, as well as a number of capital raising measures that the Company intended to take such as this offering. Nasdaq provided written confirmation of its acceptance of the Company’s compliance plan and granted the Company an extension through May 29, 2024 to evidence completion of its plan. Although the Company believes it will be able to achieve compliance with the Nasdaq Capital Markets continued listing requirement, there can be no assurance that we will be able to achieve compliance with these requirements within the time frame required by Nasdaq or at all, particularly if our stock price trades below $1.00 for a sustained period. Furthermore, there can be no assurance that the Company will be able to maintain compliance with continued listing criteria of the Nasdaq Capital Markets in the future. Nasdaq’s determination that we fail to meet the continued listing standards of Nasdaq may result in our securities being delisted from Nasdaq.

Our Aircraft Operations

In July 2021, we leased a HondaJet aircraft under a short-term lease arrangement, which terminated in February 2022, to accelerate our aircraft operations and sales of jet card memberships. We have acquired four HondaJet Elite aircraft under our 2020 Purchase Agreement with Honda Aircraft Company, discussed under “– Our Aircraft” below, all four of which have been sold, but three of which remain part of our fleet, as discussed below, with three of the four aircraft having been delivered in 2022. Great Western Air, LLC (DBA Cirrus Aviation Services, LLC) (“Cirrus”) is managing, operating, and maintaining our aircraft and has a growing team of pilots that have been specially trained on the HondaJet at the Flight Safety facility on the Honda Aircraft Company campus in Greensboro, NC. Cirrus has additionally developed a safety co-pilot training program in coordination with the FAA and a local flight training academy for licensed pilots already skilled with the Garmin 1000 avionics suite.

We offer the following programs for our HondaJet Elite aircraft:

●	Fractional ownership program: This program provides potential owners the ability to purchase a share in a jet at a fraction of the cost of acquiring an entire aircraft. Each 1/5 share guarantees 75 occupied hours of usage per year with 24 hours of notice. The fractional ownership program consists of a down payment, one or more progress payments, a payment on delivery, a monthly management fee and an hourly usage fee. As part of the aircraft purchase agreement, the buyer enters into an aircraft management agreement which lasts three years and, at the end of the contract period, the aircraft is typically sold, and the owners are given their pro-rata share of the sale proceeds. The three-year term is not renewable. Our current contracts do not contemplate the re-fractioning of the aircraft to other buyers at the end of the term, but rather a whole aircraft sale to a single buyer. Monthly management fees are in general subject to an annual CPI-W based step-up. CPI-W is a measure of cost inflation commonly used in long term aviation service contracts with OEMs and engine manufacturers.

●	Jet card program: A membership in our jet card program generally includes 10, 25 or 50 occupied hours of usage per year with 24 hours of notice. Members generally pay 100% upfront and then fly for a fixed hourly rate over the next twelve months. Those who require guaranteed availability may pay a membership fee for an additional charge. Jet card program members may interchange as a set ratio per aircraft onto any one of twenty jets operated by our partner, Cirrus.

In addition to servicing members, fractional owners and third-party charter clients, our HondaJets are available to address unexpected cancellations or delays on brokered charters. Unlike most of our brokerage competitors, as well as many business jet management companies which require owner approval before their aircraft can be used for third party charter, we believe maintaining a fleet of readily available aircraft to back fill third party charter services provides more reliability and is an attractive selling point for potential clients.

In 2022, we entered into agreements with Cirrus under which we will sell jet cards for Cirrus’s aircraft, for a commission for sales and client management services, and we make Cirrus’s aircraft available to our customers for charter bookings at preferred rates and with certain service guarantees. As a result, our jet card members and charter customers have access to twenty of Cirrus’s aircraft in the light, mid, super-mid, heavy, and ultra-long-range categories, comprising the following aircraft: CJ3+, CJ4, Lear 45XR, Citation XLS+, Lear 60, Hawker 900XP, Challenger 300, Challenger 604, Falcon 900EX, Challenger 850, Gulfstream V and Gulfstream G550.

In the fourth quarter of 2022, we launched the Onboard Program to allow aircraft owners to contribute their aircraft to the Company’s charter and jet card inventory. The Onboard Program requires one month FAA conformity of aircraft onto the Cirrus Aviation Part 135 certificate, a one-week pilot recertification course for charter operation and execution of a limited management agreement. To date we have a CJ4 customer aircraft managed pursuant to our OnBoard Program.

Our Software Platforms

Our Booking Platform CharterGPT

Our booking platform displays a variety of options across private aircraft types in addition to the pricing of our own aircraft, with a range of prices drawn from a list of thousands of aircraft for hire. We offer users the ability to request a jet and to simultaneously task us with seeking a lower-cost otherwise superior alternative. Our App (or CharterGPT) is directly connected via our application programming interface (API) to Avinode, the major centralized database in private aviation. Through Avinode we can electronically and automatically correspond with operators of private jets who have posted their aircraft for hire. We envision a time when CharterGPT draws upon resources other than Avinode for private aircraft inventory, in particular we contemplate a connection between the inventory found in Reroute AI and CharterGPT.

The CharterGPT app, which we released in the iOS and Android stores in 2023 to replace the charter booking function of our Jet Token App, automates certain of these manual steps involved in charter bookings, and we believe this automation will enable us to scale charter activity with fewer persons than would be normally required. In particular, CharterGPT is designed to do the following: (1) intake travel requirements in natural language and then interact with customers to provide substantive replies and actionable suggestions with quality indistinguishable from an experienced charter professional; (2) power the content behind outbound calls to smaller charter operators to confirm electronic indications of interest communicated via the Avinode centralized booking database of private aircraft; (3) reconcile the natural language terms in a third party jet operator contract with the terms and conditions in the contract the customer signs with us (4) verify that payment for the charter has cleared.

Jet.AI Operator Platform

Jet.AI provides and continues to develop a B2B software platform for a suite of SaaS products termed “Jet.AI Operator Platform” which currently consists of:

Reroute AI

In 2024 we launched Reroute AI. Reroute AI software is web based and enables FAA Part 135 operators to earn revenue on otherwise empty flight legs. When prompted with basic travel itinerary information such as city pair and date of travel, Reroute AI searches its database of empty flight legs and proposes novel combinations of those legs that meet these constraints it has been given. Its database of empty flight legs comes from API integrations with certain other databases and a ChatGPT enhanced scrape of publicly available empty leg lists published by Part 135 operators. An operator may upload its own aircraft tail numbers and empty leg list if for any reason one or both have not already been uploaded into the system. Jet.AI generates revenue from Reroute AI when an operator wishes to book an itinerary proposed by the software that involves the use of aircraft outside that operator’s fleet. In that instance, Jet.AI acts as broker to the operator using Reroute AI’s proposed itinerary and a human in the loop to negotiate the new pricing and new routing of the third party operator’s aircraft.

DynoFlight

DynoFlight is a software API that we launched at the end of 2023. It enables aircraft operators to track and estimate emissions and then purchase carbon offset credits. DynoFlight offers small to medium sized operators a way to begin tracking and offsetting their carbon credits with advances estimation techniques, compliant practices, and quality credits at prices usually only accessible to operators working at a much larger scale that are buying in bulk. In February, 2024, the Company announced a collaboration with FL3XX, a web and app-based aviation management platform, to introduce the DynoFlight carbon offset platform to FL3XX customers. We believe the DynoFlight API may offer an advantage even to large organizations that wish to manage working capital more efficiently (i.e. pay as they fly instead of buying in bulk). We are currently in the process of integrating the DynoFlight API with the FL3XX systems. We believe that, once the DynoFlight API has been integrated with FL3XX and future customers, it will generate monthly and usage-based revenues with modest operating costs limited to server administration and maintenance of the code base.

FlightClub – Cirrus Specific

The Flight Club API is designed to enable FAA Part 135 operators to function simultaneously under FAA Part 380 which permits sale of private jet service by the seat instead of by whole aircraft. The Flight Club software integrates front end ticketing and payment collection with the flight management systems of an FAA Part 135 operator. It automates the process of filing forms for each flight with DOT and conforms with DOT escrow requirements around ticketing and movement of customer funds. Our initial use case of the Flight Club is through 380 Software LLC, a 50% owned subsidiary founded in co-operation with our operating partner and 50% owner of 380 Software LLC, Cirrus Aviation. The Company retains all rights to the technology powering 380 Software LLC and has granted 380 Software LLC a perpetual non-transferrable license. This initial implementation of the Flight Club permits the owners of Cirrus Aviation-managed aircraft to fly on one another’s planes at a significantly reduced cost when those planes are otherwise flying empty. The operating costs of these flights are typically borne by the previous charter customer who is typically obliged to pay not only the cost of an outbound leg but also the cost of the return leg. The charter customer is typically obliged to pay the cost of the return because the sale of the empty return is an inherently low probability event based on historical industry experience.

We are currently focused on our partnership with the Las Vegas Golden Knights and on integrating with their systems to generate seat sales. Once we learn more from the Cirrus and Las Vegas Golden Knight partnerships we will decide whether to expand the availability of Flight Club.

Strategy

Aircraft Operations

Having successfully executed the HondaJet four aircraft fleet deal and further having sold through all four aircraft, three of which remain part of our fleet, as discussed below, we plan to gradually expand our fleet with super-mid-size aircraft and the help of our operating partner, Cirrus. Cirrus manages a fleet of 30 jets in Las Vegas, where we are headquartered. We have executed a non-binding letter of intent to acquire five new Challenger 3500 aircraft from Bombardier, consisting of three prospective firm orders and two options. Subject to (1) our securing of debt financing to fund the initial fleet purchase down payment and (2) the development of a management, interchange and support plan with our partner Cirrus, we would then plan to execute a formal fleet purchase agreement, and anticipate being able to secure the first Challenger 3500 delivery in the second quarter of 2026. Once a fleet purchase agreement is in force, we would then look to pre-sell fraction interests in these aircraft with a bias toward larger fractions. Upon delivery, the jets would in turn be managed by Cirrus and listed on their Part 135 certificate. Customers would be expected to make a down payment and progress payments, consistent with fractional industry norms.

Given the two-year timeframe prior to delivery the company may consider independent development of Part 135 operations, subject to management’s internal return on capital targets and, depending on the level of scale, the prospective benefits of enhanced operational control on customer service.

Because all major manufacturers of super-mid or large cabin aircraft such as Gulfstream, Falcon, Bombardier, Embraer, and Textron each have one to three year waiting lists for super-mid-size jets, many of our fractional competitors can only pre-sell, and remain otherwise unable to offer the related service. Our strategy is to allow customers, in advance of delivery, to fly on Cirrus’s managed Challenger 300/350, 604/605 and 850 model Bombardier aircraft. In return the customer would pay a monthly management fee (MMF) and an occupied hourly fee (OHF) at rates substantially similar to those for their Challenger 3500. We believe this “buy and fly” approach may resonate with market participants who may appreciate the convenience of a fractional program without the extraordinarily long wait.

Conventional wisdom in private aviation has been that a light jet FAA Part 135 operation presents financial challenges because the lower hourly rate of a light jet leaves little margin to pay a second pilot and remain profitable. Thanks to our partnership with Cirrus, we have addressed this concern by having a typed pilot in command with at least 1,500 hours in jets, 1,000 of which must have been in the HondaJet specifically, fly alongside a co-pilot who has been through an FAA approved ground school developed by Cirrus and Chennault Flying Service. This “safety co-pilot” is permitted to operate the aircraft in the unlikely event the pilot in command is incapacitated or otherwise unable to act. The HondaJet, which has been designated by the FAA for single pilot operation, integrates the Garmin 3000 flight system and by law does not require a second pilot to fly. This safety co-pilot program brings trained pilots who are already schooled in either the Garmin 1000 or Garmin 3000 flight system, gives them additional training on the HondaJet and Garmin 300 system, and then allows them to develop their skills alongside a mentor. Importantly, the presence of this safety co-pilot is regarded by our insurer as sufficient to maintain our present level of premium. The safety pilot does not require a full wage because of their status as a trainee and the professional value they gain from accruing jet flight hours. This lower cost of labor helps the company overcome the traditional costs of paying a second pilot and helps bring a stream of prospective pilot in command candidates. Some safety pilots are newer to aviation while others have had many years of flight training and thousands of hours of flight time on civilian (or military) jet or turboprop aircraft. We believe that the comparatively low cost of entry of the HondaJet and the proven capabilities of the Challenger 3500 are attractive to new and seasoned traveler alike, particularly given our ability to offer interchange between the two aircraft and onto any one of twenty of the thirty aircraft managed by Cirrus. In addition, while some customers have shorter mission profiles and lower passenger loads better suited to the HondaJet others have longer mission profiles with higher passenger loads – and so the HondaJet and the Challenger 3500 (plus Cirrus’s fleet) again make an excellent combination in our view. We have taken a gradual approach to fleet expansion given the capital-intensive nature of aviation and our view that customers should bear the risk (and related tax reward) of owning and maintaining airplanes.

Jet.AI Operator Platform

Jet.AI provides and continues to develop a B2B software platform for a suite of SaaS products termed “Jet.AI Operator Platform.” In addition to continuing to develop and enhance Reroute AI and DynoFlight, we may further develop our Flight Club API described above to make it available to Part 135 operators more broadly. We also plan to further enhance our our internally developed membership portal.

Artificial Intelligence

We operate an app in the iOS and Android stores. The app functions as a prospecting and quoting tool for those interested in chartering a private jet. In 2023, we released an enhanced booking app called CharterGPT to automate much of the manual labor in charter bookings for all of the steps between a customer’s firm indication of interest and their arrival at ultimate destination. We believe this automation will enable us to scale charter activity with fewer persons than would be normally required. In particular, CharterGPT is designed to do the following: (1) intake travel requirements in natural language and then interact with customers to provide substantive replies and actionable suggestions with quality indistinguishable from an experienced charter professional; (2) power the content behind outbound calls to smaller charter operators to confirm electronic indications of interest communicated via the Avinode centralized booking database of private aircraft; (3) reconcile the natural language terms in a third party jet operator contract with the terms and conditions in the contract the customer signs with us (4) verify that payment for the charter has cleared.

In addition, in 2024, we incorporated the following AI-powered features to offer a continually improving unique and personalized experience to customers:

Aircraft Recommendation Engine: Our This feature provides customers greater transparency and understanding of the characteristics of charter relevant to their trips, making it easier for them to make an informed decision. The recommendation engine analyzes a list of available jets based on the travelers request, and considers factors such as budget, preferred aircraft size, age of aircraft, distance of the trip compared with non-stop/range capability, number of passengers, ages and weights of passengers and their respective bags compared with cargo capacity, basic take-off weight limitations, operator safety audit (Argus/Wyvern), cabin amenities such as a fully enclosed lavatory, WiFi availability and years since last interior refurbishment.

Customer service: This feature provides intelligent customer service by using natural language processing and machine learning algorithms to understand and respond to initial booking requests. Untrained call center staff and brittle chat bots characterize much of the customer facing experience today in the US. With the advent of AI, we believe that even for high ticket items, consumers will come to expect a natural language interface trained on terabytes of data that relate specifically to their respective purchases.

Charter brokerage is labor intensive, and most customers are highly price sensitive. We believe these two factors explain why no charter broker has acquired more than 3-5% of the one million brokered flights that land each year in North America. The back end of the App is expected to provide three features that may address the labor intensity (and hence scalability) of our charter brokerage business. First, each charter operator has its own form of legal contract for carriage and that contract must be reconciled with the terms found in the charter brokers’ agreement with the passenger. Our AI is expected to perform this reconciliation automatically, improving the speed to close with the client and reducing labor costs. Second, many charter operators do not initially respond to electronic requests delivered through the Avinode charter database that powers our app. Our generative chat AI is expected to perform outbound voice calls to prompt aircraft operators to respond to quotes we have requested via the web interface to their Avinode account. Third, we expect to develop our AI to integrate with Schedero (an Avinode based scheduling application) to generate a trip sheet for a given charter and then to further integrate with Stripe to invoice and confirm payment via credit card, wire, or ACH.

In addition, we are developing the following AI-powered features to incorporate into the AI functionality of CharterGPT:

Predictive Destination Optimization: CharterGPT is expected to initially make use of information such as airport closures, fuel prices, historical traffic patterns, landing fees, and traveler preferences to then recommend which private airport to select when a traveler’s destination address is serviced by multiple airstrips. For example, Los Angeles is serviced by Los Angeles International Airport (LAX), Van Nuys Airport (KVNY), Burbank Bob Hope Airport (KBUR), John Wayne Airport (KSNA). Landing at an airport farther from one’s ultimate destination may save time if doing so enables faster ground transportation.

Predictive Departure Date: CharterGPT is expected to analyze historical pricing data and forward-looking event data related to a given itinerary to predict the best date to book a flight to obtain the lowest price for their desired charter itinerary. Although approximately thirty-five blackout days a year are widely understood to absorb most domestic private aviation capacity, a variety of lesser appreciated grey-out days centered around key sporting events or entirely new happenings can affect both regional and national pricing.

Predictive Departure Time: CharterGPT is expected to use machine learning algorithms to recommend the optimal departure time based on both historical and live weather conditions, air traffic, and other factors, to help customers more reliably arrive at their destination on time.

Predictive Ground Transportation: CharterGPT is expected to recommend ground transportation. For example, some airports run out of rental cars at certain times each year because of an annual conference or other recurring special event. Some of our competitors have taken steps to remedy the shortage at some airports by positioning in their own vehicles for customer use.

Sales and Marketing

Our marketing and advertising efforts are focused on high-net-worth individuals. We have observed that many first-time private flyers came to market beginning in 2020 in an effort to avoid commercial travel and thereby curtail their prospective exposure to COVID-19. We intend to continue to expand our marketing and advertising through the following channels: online marketing, television advertising and event marketing. Paid social media and search engine advertising drive our online marketing. In the past we have launched 15 and 30 second advertising spots that are targeted at high-net-worth individuals and corporate executives through several channels, including CNBC, Fox Business, and The Golf Channel, as well as online through Facebook and Linked-In. We intend to expand social media and event marketing in particular, provided those meet our internal return targets. With respect to event marketing we intend to have a presence at sporting events, business jet industry gatherings and company hosted aircraft static displays.

Market Opportunity

Over the past 30 years, the market for private jet travel has transformed significantly. First the model of full aircraft ownership transformed into fractional ownership with companies such as NetJets and FlexJet. This was followed by operators offering jet cards and on-demand service through their fleet of aircraft. The latest iteration of private jet travel provides even more flexibility by providing an on-demand service to travelers while leveraging the flight availability of one or more third party carriers. The result of this transformation is a highly segmented industry with numerous market participants offering varying levels of ownership.

We believe that by combining the private jet on-demand model with commercial airline flight availability and prospectively the underutilized flight hours of private jet operators, our company will be positioned to provide optimum flexibility and cost efficiency for our clients.

Our Aircraft

The Company’s aircraft fleet consists of four aircraft – three HondaJet HA-420 aircraft (the “HondaJet Elites”) and one Citation CJ4 Gen 2 aircraft. The Company acquired the three HondaJet Elites pursuant to a Purchase Agreement with Honda Aircraft Company for a multi-aircraft deal for four HondaJet Elites. One of the HondaJet Elites in our current fleet was sold and is now leased by the Company from Western Finance Company. The other two HondaJet Elites in our current fleet were purchased and subsequently financed through the sale of all fractional interests in each of these aircraft. We also acquired a fourth HondaJet Elite pursuant to the Purchase Agreement with Honda Aircraft Company, but we sold this aircraft in June 2022, after we determined, based on our internal financial and legal review, that the sale of the aircraft would offer a net benefit to our stakeholders. The fourth aircraft in our current fleet - the Citation CJ4 Gen 2 aircraft - is wholly owned by one of our customers who committed his aircraft to us via our Onboard Program for management and charter pursuant to our limited management agreement. Under the terms of our management agreement, which has a term of one year that automatically renews unless otherwise terminated by either party upon 30 days prior notice, the customer pays us a monthly management fee for services, including aircraft management services, flight crew services, such as pilot hiring, flight operations services, aircraft maintenance management and other administrative services.

HondaJet Elite aircraft are ideally suited for trips under 3 hours carrying 2-4 passengers plus two pilots. We believe the HondaJet Elite aircraft is one of the most spacious and cost-efficient light jets on the market with ample baggage and interior room (including an enclosed lavatory). The wing mounted engines allow for a tranquil, spacious interior. Engines on the wings mean less weight on the tail and more room in the cabin.

As discussed above in “Business – Strategy – Aircraft Operations” above we have executed a non-binding letter of intent to acquire five new Challenger 3500 aircraft from Bombardier, consisting of three prospective firm orders and two options. Subject to (1) our securing of debt financing to fund the initial fleet purchase down payment and (2) the development of a management, interchange and support plan with our partner Cirrus, we would then plan to execute a formal fleet purchase agreement, and anticipate being able to secure the first Challenger 3500 delivery in the second quarter of 2026. once a fleet purchase agreement is in force, we would then look to pre-sell one quarter, one half or full interest in these aircraft. Upon delivery, the jets would in turn be managed by Cirrus and listed on their Part 135 certificate. Customers would be expected to make a down payment and progress payments, consistent with fractional industry norms.

If we include its predecessors the Challenger 300 and Challenger 350, Bombardier has sold over 1,000 serial numbers in the Challenger 3500 line, which in our view remains one of the most popular and reliable super-mid-size jets in the world. The aircraft requires no major scheduled maintenance overhaul in its first two years of service, a testament to the depth of historical experience the manufacturer has developed with this model of aircraft since the Challenger 300 was introduced in 1999. The spacious 8-9 seat stand-up cabin, 43,000 foot flight ceiling and Mach 0.83 capability, make it a leading choice for travelers. After twenty-four years in service the Challenger 300/350/3500 airframe has attracted a sizable community of typed pilots and Bombardier has constructed 41 worldwide service centers (11 in the US) to support utilization.

We currently base our fleet at Harry Reid International airport in Las Vegas, NV, a top ten private jet destination and may relocate the fleet based on seasonal travel patterns and the travel patterns of our membership.

Based on our experience, and in light of many of our competitors restricting charters on certain “blackout dates,” we estimate that thirty calendar days per year (due to holidays, major sporting events, etc.) it is extremely difficult to fly private without the guaranteed access provided by a jet membership program such as ours. The ability to safely offer guaranteed capacity, on demand, is one of the most important features one can deliver in private aviation. Also, our aircraft give us the ability to attract online visitors with dynamically priced offers.

We have entered into an Executive Aircraft Management and Charter Services Agreement with Cirrus. Under this agreement, Cirrus provides management services to us with respect to the marketing, operation, maintenance and administration of our aircraft. Specifically, following the initial set-up services, Cirrus provides Flight Crew Services, including selection, training, employment and management of the pilots necessary for operating the Company’s Aircraft; Flight Operation Services, including flight scheduling, following and support services; Aircraft Maintenance Services, including maintenance of the Aircraft and/or management of maintenance of the Aircraft performed by third parties, related maintenance support functions and the administration of the Aircraft’s log books, manuals, data, records, reports and subscriptions; Administrative Services, including budgeting, accounting and reporting services; Facility Services, including providing and/or arranging for aircraft hangar and support facilities at the Aircraft’s Operating Base and other locations at which the Aircraft may be situated from time to time; and Insurance Services, including providing insurance policies for the Aircraft.

Cirrus is the largest private jet charter company based in Las Vegas. The Cirrus team has been managing and operating aircraft – commercially and privately – for more than 40 years. In addition, Cirrus is:

●	FAA Eligible On-Demand Approved
●	ARG/US Platinum Rated
●	Wyvern Recommended

Cirrus maintains, services and operates our aircraft on our behalf and in compliance with all applicable FAA regulations and certification requirements. Cirrus has the capability to provide substitute aircraft at competitive rates in periods of excess demand for our aircraft.

Competition

The private air travel industry is extraordinarily competitive. We will compete against private jet charter and fractional jet companies. Established private jet brokerage and fractional companies include but are not limited to, NetJets, FlexJet, VistaGlobal (including JetSmarter powered by XO), SentientJet, WheelsUp, JetSuite, Flight Options, Nicholas Air, Jet Alliance, Executive Air Share, Plane Sense, One Sky Jets, StarJets, Jet Aviation, Volato and Luxury Aircraft Solutions. All compete for passengers with a variety of pricing plans, aircraft types, blackout periods, booking terms, flyer programs and other products and services, including seating, food, entertainment and other on-board amenities.

Both the private jet charter companies and the legacy airlines and low-cost carriers have numerous competitive advantages that enable them to attract both business and leisure travelers. Our competitors may have corporate travel contracts that direct large numbers of employees to fly with a preferred carrier. The enormous route networks operated by our competitors, combined with their marketing and partnership relationships with regional airlines and international alliance partner carriers, allow them to generate increased passenger traffic from domestic and international cities. Our access to smaller aircraft fleet networks and lack of connecting traffic and marketing alliances puts us at a competitive disadvantage, particularly with respect to our appeal to higher-fare business travelers.

The fractional private jet companies and the legacy airlines and low-cost carriers each operate larger fleets of aircraft and have greater financial resources, which would permit them to add service in response to our entry into new markets. Due to our relatively small size, we are more susceptible to fare wars or other competitive activities, which could prevent us from attaining the level of traffic or maintaining the level of sales required to sustain profitable operations.

In 2018 and 2019, respectively, VistaJet acquired XOJET and JetSmarter, combining its heavy jet subscription-based service targeting multinational corporations and ultra-high net worth individuals with XOJET’s super-midsize jet on demand service and JetSmarter’s digital booking platform for business aviation. In addition, during 2020, Wheels Up acquired Delta Private Jets as well as Gama Aviation, a business jet services company and in 2021 Vista Jet acquired a number of smaller players as well as Apollo Jets. Increased consolidation in our industry could further intensify the competitive environment we face.

Intellectual Property

We registered a trademark on our brand name, Jet Token, and our logo, with the United States Patent and Trademark Office. We have also purchased our domain name, jettoken.com and operate our website under that domain. We have an application pending with the United States Patent and Trademark Office for Jet.AI. We are the sole owner of the copyrights in and to the software code underlying our App, CharterGPT and the software code underlying our Jet.AI Operator Platform offerings.

Employees

We have 9 full-time employees, including our Executive Chairman and Interim Chief Executive Officer, our Interim Chief Financial Officer, our Chief Operating Officer, and our Chief Marketing Officer.

Regulation

Regulations Applicable to the Ownership and Operation of Our Aircraft

Once we have leased our aircraft, Cirrus, which will maintain and manage our aircraft, is subject to a high degree of regulation that affects our business, including regulations governing aviation activity, safety standards and environmental standards.

U.S. Department of Transportation (“DOT”)

The DOT primarily regulates economic issues affecting air transportation such as the air carrier’s financial and management fitness, insurance, consumer protection and competitive practices. The DOT has the authority to investigate and bring proceedings to enforce its regulations and may assess civil penalties, revoke operating authority, and seek criminal sanctions. Our operating as an air charter carrier is regulated and certificated by the DOT. The DOT authorizes the carrier to engage in on-demand air transportation within the United States, its territories, and possessions. The DOT can suspend or revoke that authority for cause, essentially stopping all operations.

Federal Aviation Administration (“FAA”)

The FAA primarily regulates flight operations, in particular matters affecting air safety, such as airworthiness requirements for aircraft and pilot, mechanic, dispatcher and flight attendant certification. The FAA regulates:

●	aircraft and associated equipment (and all aircraft are subject to ongoing airworthiness standards),
●	maintenance and repair facility certification
●	certification and regulation of pilots and cabin crew, and
●	management of airspace.

In order to engage in air transportation for hire, each air carrier is required to obtain an FAA operating certificate authorizing the airline to operate using specified equipment in specified types of air service. In the case of our leased aircraft, it is a Part 135 license. The FAA has the authority to modify, suspend temporarily or revoke permanently the authority to provide air transportation for failure to comply with FAA regulations. The FAA can assess civil penalties for such failures or institute proceedings for the imposition and collection of monetary fines for the violation of certain FAA regulations. The FAA can revoke authority to provide air transportation on an emergency basis, without notice and hearing, where significant safety issues are involved. The FAA monitors compliance with maintenance, flight operations and safety regulations, maintains onsite representatives and performs inspections of a carrier’s aircraft, employees and records.

The FAA also has the authority to issue maintenance/airworthiness directives and other mandatory orders relating to aircraft and engines, fire retardant and smoke detection devices, collision and windshear avoidance systems, navigational equipment, noise abatement and the mandatory removal and replacement of aircraft parts that have failed or may fail in the future. FAA enforcement authority over aircraft includes the power to ground aircraft or limit their usage.

Transportation Security Administration (“TSA”)

The TSA is responsible for oversight of passenger and baggage screening, cargo security measures, airport security, assessment and distribution of intelligence and security research and development. Air carriers are subject to TSA mandates and oversight in connection with screening passenger identities and screening baggage. TSA regulations governing passenger identification, which we will apply at the time of the Company purchase as well as at the time of travel, requires all passengers to provide identification using a valid verifying identity document. In addition, all passengers must provide their full name, date of birth, and gender, which is screened against the travel ban watch list in effect at the time of initial screening and at the time of travel.

All air carriers are also subject to certain provisions of the Communications Act of 1934 because of their extensive use of radio and other communication facilities and are required to obtain an aeronautical radio license from the Federal Communications Commission, or the FCC.

Item 1A Risk Factors

Investing in our securities involves a high degree of risk. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to the Company’s Business

The Company is an early stage company with a limited operating history.

The Company’s predecessor operating company Jet Token, Inc. was formed on June 4, 2018. Accordingly, the Company has a limited history upon which an investor can evaluate its performance and future prospects. The Company has a short history and a limited number of aircraft and related customers. The Company’s current and proposed operations are subject to all business risks associated with newer enterprises. These include likely fluctuations in operating results as the Company reacts to developments in its markets, difficulty in managing its growth and the entry of competitors into the market. The Company has incurred net losses to date and anticipates continuing net losses for the foreseeable future. The Company cannot assure you that it will be profitable in the foreseeable future or generate sufficient profits to pay dividends. If the Company does achieve profitability, the Company cannot be certain that it will be able to sustain or increase such profitability. The Company has not consistently generated positive cash flow from operations, and it cannot be certain that it will be able to generate positive cash flow from operations in the future. To achieve and sustain profitability, the Company must accomplish numerous objectives, including broadening and stabilizing its sources of revenue and increasing the number of paying members to its service. Accomplishing these objectives may require significant capital investments. The Company cannot be assured that it will be able to achieve these objectives.

The Company may not be able to successfully implement its growth strategies.

The Company’s growth strategies include, among other things, expanding its addressable market by opening up private aviation to non-members through our marketplace, expanding into new domestic markets and developing adjacent businesses. The Company faces numerous challenges in implementing its growth strategies, including its ability to execute on market, business, product/service and geographic expansions. The Company’s strategies for growth are dependent on, among other things, its ability to expand existing products and service offerings and launch new products and service offerings. Although the Company devotes significant financial and other resources to the expansion of its products and service offerings, its efforts may not be commercially successful or achieve the desired results. The Company’s financial results and its ability to maintain or improve its competitive position will depend on its ability to effectively gauge the direction of its key marketplaces and successfully identify, develop, market and sell new or improved products and services in these changing marketplaces. The Company’s inability to successfully implement its growth strategies could have a material adverse effect on its business, financial condition and results of operations and any assumptions underlying estimates of expected cost savings or expected revenues may be inaccurate.

The Company’s operating results are expected to be difficult to predict based on a number of factors that also will affect its long-term performance.

The Company expects its operating results to fluctuate significantly in the future based on a variety of factors, many of which are outside its control and difficult to predict. As a result, period-to-period comparisons of the Company’s operating results may not be a good indicator of its future or long-term performance. The following factors may affect the Company from period-to-period and may affect its long-term performance:

●	the Company may fail to successfully execute its business, marketing and other strategies;

●	the Company’s ability to grow complementary products and service offerings may be limited, which could negatively impact its growth rate and financial performance;

●	the Company may be unable to attract new customers and/or retain existing customers;

●	the Company may require additional capital to finance strategic investments and operations, pursue business objectives and respond to business opportunities, challenges or unforeseen circumstances, and the Company cannot be sure that additional financing will be available;

●	the Company’s historical growth rates may not be reflective of its future growth;

●	the Company’s business and operating results may be significantly impacted by general economic conditions, the health of the U.S. aviation industry and risks associated with its aviation assets;

●	litigation or investigations involving the Company could result in material settlements, fines or penalties and may adversely affect the Company’s business, financial condition and results of operations;

●	existing or new adverse regulations or interpretations thereof applicable to the Company’s industry may restrict its ability to expand or to operate its business as intended and may expose the Company to fines and other penalties;

●	the occurrence of geopolitical events such as war, terrorism, civil unrest, political instability, environmental or climatic factors, natural disaster, pandemic or epidemic outbreak, public health crisis and general economic conditions may have an adverse effect on the Company’s business;

●	some of the Company’s potential losses may not be covered by insurance, and the Company may be unable to obtain or maintain adequate insurance coverage; and

●	the Company is potentially subject to taxation-related risks in multiple jurisdictions, and changes in tax laws could have a material adverse effect on its business, cash flow, results of operations or financial condition.

The Company’s business is primarily focused on certain targeted geographic regions, making it vulnerable to risks associated with having geographically concentrated operations.

Jet.AI’s customer base is primarily concentrated in certain geographic regions of the United States. As a result, Jet.AI’s business, financial condition and results of operations are susceptible to regional economic downturns and other regional factors, including state regulations and budget constraints and severe weather conditions, catastrophic events or other disruptions. As Jet.AI seeks to expand in its existing markets, opportunities for growth within these regions will become more limited and the geographic concentration of the Company’s business may increase.

If the Company cannot internally or externally finance its aircraft or generate sufficient funds to make payments to external financing sources, the Company may not succeed.

As is customary in the aviation industry, the Company is reliant on external financing for the acquisition of its aircraft and is likely to need additional financing in the future in order to grow its fleet. If the Company is unable to generate sufficient revenue or other funding to make payments on this lease arrangement, the lessor may take back the aircraft, which would have a material adverse effect on the Company’s business and reputation. Furthermore, if the Company does not have access to external financing for future aircraft, for whatever reason, including reasons relating to the Company’s business or prospects or the broader economy, the Company may not be in a position to grow and/or survive.

The Company may not have enough capital as needed and may be required to raise more capital and the terms of subsequent financings may adversely impact your investment.

The Company anticipates needing access to credit in order to support its working capital requirements as it grows. Interest rates are rising, and it is a difficult environment for obtaining credit on favorable terms. If the Company cannot obtain credit when needed, the Company may issue debt or equity securities to raise funds, modify its growth plans, or take some other action. Interest on debt securities could increase costs and negatively impact operating results and convertible debt securities could result in diluting your interest in the Company. If the Company is unable to find additional capital on favorable terms, then it is possible that it will choose to cease its sales activity. In that case, the only asset remaining to generate a return on your investment could be the Company’s intellectual property. Even if the Company is not forced to cease its sales activity, the unavailability of capital could result in the Company performing below expectations, which could adversely impact the value of your investment.

The Company’s business and reputation rely on, and will continue to rely on, third parties.

The Company has relied on a third-party app developer to develop the initial versions of its App and the Company may continue to rely on third parties for future development of portions of any new or revised App. In place of a third-party app developer, the Company relies both on internal development and freelance contractors supervised by the Company’s Chief Technology Officer. The Company intends to continue to build its internal development team and to gradually decrease its reliance on external contractors for app development. If there were delays or complications in the further development of the App, this might result in difficulties that include but are not limited to the following:

●	Increased Development Costs: Extended development timelines can result in higher costs associated with personnel, software licenses, hardware, and other development resources. Delays may require additional investments to address technical issues, hire more personnel, or acquire additional technology or expertise to expedite the development process. These increased costs may negatively impact our financial performance and profitability.

●	Missed Time-to-Market Opportunities: Delays in app development may cause us to miss strategic market windows, limiting our ability to capture early adopters and gain a competitive advantage. Competitors may seize the opportunity to launch similar apps, potentially eroding our market share and diminishing our growth prospects. Our ability to generate revenue and establish a strong market presence may be compromised as a result.

●	Customer Dissatisfaction and Loss of Trust: If delays or complications prolong the release of our App, it may lead to customer frustration and disappointment. Anticipation for the app’s availability may diminish, and users may turn to alternative solutions or competitors. Customer dissatisfaction can harm our reputation and brand image, resulting in a loss of trust and reducing customer loyalty and engagement with our products and services.

●	Negative Impact on Revenue and Financial Performance: The delay in launching our App may impact our revenue projections, financial forecasts, and investment plans. The inability to generate expected revenue streams can adversely affect our cash flow, profitability, and ability to meet financial obligations or raise additional capital. Our valuation and attractiveness to investors may also be negatively impacted.

●	Opportunity Costs and Competitive Disadvantage: Time spent on addressing delays and complications diverts management’s attention and resources away from other strategic initiatives or product developments. We may miss out on potential partnership opportunities, market expansions, or product enhancements, resulting in missed revenue and growth opportunities. Competitors who successfully launch their apps within a shorter timeframe may gain a competitive advantage over us.

●	Loss of Investor Confidence: Extended delays or ongoing complications may erode investor confidence in our ability to execute our business plan successfully. Investors may question our management’s capability, resulting in reduced investor interest, difficulty in raising funds, and a potential decline in our stock price. The loss of investor confidence can have broader implications for our overall financial stability and long-term viability.

The Company also expects to rely heavily on its existing operating partner, Cirrus Aviation Services, to maintain and operate the Company’s leased aircraft for charter services and the Company will rely on third party operators when its clients book flights through its platform with those operators. Both the Company and Cirrus actively book charter onto the Company aircraft. Cirrus books charter via its 24-hour charter department and the Company books charter via its App. The failure of these third parties to perform these roles properly may result in damage to the Company’s reputation, loss of clients, potential litigation and other costs. The Company may also experience delays, defects, errors, or other problems with their work that could have an adverse effect on its results and its ability to achieve profitability.

The Company relies on third-party Internet, mobile, and other products and services to deliver its mobile and web applications and flight management system offerings to customers, and any disruption of, or interference with, the Company’s use of those services could adversely affect its business, financial condition, results of operations, and customers.

The Company’s platform’s continuing and uninterrupted performance is critical to its success. That platform is dependent on the performance and reliability of Internet, mobile, and other infrastructure services that are not under the Company’s control. While the Company has engaged reputable vendors to provide these products or services, the Company does not have control over the operations of the facilities or systems used by its third-party providers. These facilities and systems may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, human error, terrorist attacks, power outages, pandemics, and similar events or acts of misconduct. In addition, any changes in one of the Company’s third-party service provider’s service levels may adversely affect the Company’s ability to meet the requirements of its customers. While the Company believes it has implemented reasonable backup and disaster recovery plans, the Company has experienced, and expects that in the future it will experience, interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, capacity constraints, or external factors beyond the Company’s control. Sustained or repeated system failures would reduce the attractiveness of the Company’s offerings and could disrupt the Company’s customers’ businesses. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as the Company expands its products and service offerings. Any negative publicity or user dissatisfaction arising from these disruptions could harm the Company’s reputation and brand, may adversely affect the usage of the Company’s offerings, and could harm the Company’s business, financial condition and results of operation.

The Company relies on third parties maintaining open marketplaces to distribute its mobile and web applications.

The success of the Company’s App relies in part on third parties maintaining open marketplaces, including the Apple App Store and Google Play, which make our App available for download. The Company cannot be assured that the marketplaces through which it distributes its App will maintain their current structures or that such marketplaces will not charge the Company fees to list its App for download.

The Company may be unable to adequately protect its intellectual property interests or may be found infringing on the intellectual property interests of others.

The Company’s intellectual property includes its trademarks, domain names, website, mobile and web applications, software (including our proprietary algorithms and data analytics engines), copyrights, trade secrets, and inventions (whether or not patentable). The Company believes that its intellectual property plays an important role in protecting its brand and the competitiveness of its business. If the Company does not adequately protect its intellectual property, its brand and reputation may be adversely affected and its ability to compete effectively may be impaired.

The Company protects its intellectual property through a combination of trademarks, domain names and other measures. The Company has registered its trademarks and domain names that it currently uses in the United States. The Company’s efforts may not be sufficient or effective. Further, the Company may be unable to prevent competitors from acquiring trademarks or domain names that are similar to or diminish the value of its intellectual property. In addition, it may be possible for other parties to copy or reverse engineer the Company’s applications or other technology offerings. Moreover, the Company’s proprietary algorithms, data analytics engines, or other software or trade secrets may be compromised by third parties or the Company’s employees, which could cause the Company to lose any competitive advantage it may have from them.

In addition, the Company’s business is subject to the risk of third parties infringing its intellectual property. The Company may not always be successful in securing protection for, or identifying or stopping infringements of, its intellectual property and it may need to resort to litigation in the future to enforce its rights in this regard. Any such litigation could result in significant costs and a diversion of resources. Further, such enforcement efforts may result in a ruling that the Company’s intellectual property rights are unenforceable.

Moreover, companies in the aviation and technology industries are frequently subject to litigation based on allegations of intellectual property infringement, misappropriation, or other violations. As the Company expands and raises its profile, the likelihood of intellectual property claims being asserted against it grows. Further, the Company may acquire or introduce new technology offerings, which may increase the Company’s exposure to patent and other intellectual property claims. Any intellectual property claims asserted against the Company, whether or not having any merit, could be time-consuming and expensive to settle or litigate. If the Company is unsuccessful in defending such a claim, it may be required to pay substantial damages or could be subject to an injunction or agree to a settlement that may prevent it from using its intellectual property or making its offerings available to customers. Some intellectual property claims may require the Company to seek a license to continue its operations, and those licenses may not be available on commercially reasonable terms or may significantly increase the Company’s operating expenses. If the Company is unable to procure a license, it may be required to develop non-infringing technological alternatives, which could require significant time and expense. Any of these events could adversely affect the Company’s business, financial condition, or operations.

A delay or failure to identify and devise, invest in and implement certain important technology, business, and other initiatives could have a material impact on the Company’s business, financial condition and results of operations.

In order to operate its business, achieve its goals, and remain competitive, the Company continuously seeks to identify and devise, invest in, implement and pursue technology, business and other important initiatives, such as those relating to aircraft fleet structuring, business processes, information technology, initiatives seeking to ensure high quality service experience, and others.

The Company’s business and the aircraft the Company operates are characterized by changing technology, introductions and enhancements of models of aircraft and services and shifting customer demands, including technology preferences. The Company’s future growth and financial performance will depend in part upon its ability to develop, market and integrate new services and to accommodate the latest technological advances and customer preferences. In addition, the introduction of new technologies or services that compete with the Company’s product and services could result in its revenues decreasing over time. If the Company is unable to upgrade its operations or fleet with the latest technological advances in a timely manner, or at all, its business, financial condition and results of operations could suffer.

The Company is dependent on its information systems which may be vulnerable to cyber-attacks or other events.

The Company’s operations are dependent on its information systems and the information collected, processed, stored, and handled by these systems. The Company relies heavily on its computer systems to manage its client account balances, booking, pricing, processing and other processes. The Company receives, retains and transmits certain confidential information, including personally identifiable information that its clients provide. In addition, for these operations, the Company depends in part on the secure transmission of confidential information over public networks to charter operators. The Company’s information systems are subject to damage or interruption from power outages, facility damage, computer and telecommunications failures, computer viruses, security breaches, including credit card or personally identifiable information breaches, coordinated cyber-attacks, vandalism, catastrophic events and human error. If the Company’s platform is hacked, these funds could be at risk of being stolen which would damage the Company’s reputation and likely its business. Any significant disruption or cyber-attacks on the Company’s information systems, particularly those involving confidential information being accessed, obtained, damaged, or used by unauthorized or improper persons, could harm the Company’s reputation and expose it to regulatory or legal actions and adversely affect its business and its financial results.

Because the Company’s software could be used to collect and store personal information, privacy concerns in the territories in which the Company operates could result in additional costs and liabilities to the Company or inhibit sales of its software.

The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, storage and disclosure of personal information and breach notification procedures. The Company is also required to comply with laws, rules and regulations relating to data security. Interpretation of these laws, rules and regulations and their application to the Company’s software and services in applicable jurisdictions is ongoing and cannot be fully determined at this time.

In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act of 2018 (the “CCPA”) and other state and federal laws relating to privacy and data security. By way of example, the CCPA requires covered businesses to provide new disclosures to California residents, provide them new ways to opt-out of certain disclosures of personal information, and allows for a new cause of action for data breaches. It includes a framework that includes potential statutory damages and private rights of action. There is some uncertainty as to how the CCPA, and similar privacy laws emerging in other states, could impact the Company’s business as it depends on how such laws will be interpreted. As the Company expands its operations, compliance with privacy laws may increase its operating costs.

The Company may not have enough funds to sustain the business until it becomes profitable.

The Company may not accurately anticipate how quickly it may use its funds and whether these funds are sufficient to bring the business to profitability.

Jet.AI is subject to risks related to taxation in the United States.

Significant judgments based on interpretations of existing tax laws or regulations are required in determining Jet.AI’s provision for income taxes. Jet.AI’s effective income tax rate could be adversely affected by various factors, including, but not limited to, changes in the mix of earnings in tax jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in existing tax policies, laws, regulations or rates, changes in the level of non-deductible expenses (including share-based compensation), changes in the location of Jet.AI’s operations, changes in Jet.AI’s future levels of research and development spending, mergers and acquisitions or the results of examinations by various tax authorities. Although Jet.AI believes its tax estimates are reasonable, if the IRS or any other taxing authority disagrees with the positions taken on its tax returns, Jet.AI could have additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.

Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect Jet.AI’s business and future profitability.

One of the Company’s predecessors, Oxbridge Acquisition Corp., was organized under the laws of the Cayman Islands. Jet.AI is a U.S. corporation and thus subject to U.S. corporate income tax on its worldwide income. Further, since Jet.AI’s operations and customers are located throughout the United States, Jet.AI is subject to various U.S. state and local taxes. U.S. federal, state, local and non-U.S. tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to Jet.AI and may have an adverse effect on its business and future profitability.

For example, several tax proposals have been set forth that would, if enacted, make significant changes to U.S. tax laws. Such proposals include an increase in the U.S. income tax rate applicable to corporations (such as Jet.AI) from 21% to 28%. Congress may consider, and could include, some or all of these proposals in connection with tax reform that may be undertaken. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect Jet.AI’s business and future profitability.

As a result of plans to expand Jet.AI’s business operations, including to jurisdictions in which tax laws may not be favorable, its obligations may change or fluctuate, become significantly more complex or become subject to greater risk of examination by taxing authorities, any of which could adversely affect Jet.AI’s after-tax profitability and financial results.

In the event that Jet.AI’s business expands domestically or internationally, its effective tax rates may fluctuate widely in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under U.S. GAAP, changes in deferred tax assets and liabilities, or changes in tax laws. Factors that could materially affect Jet.AI’s future effective tax rates include, but are not limited to: (a) changes in tax laws or the regulatory environment, (b) changes in accounting and tax standards or practices, (c) changes in the composition of operating income by tax jurisdiction and (d) pre-tax operating results of Jet.AI’s business.

Additionally, Jet.AI may be subject to significant income, withholding, and other tax obligations in the United States and may become subject to taxation in numerous additional U.S. state and local and non-U.S. jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Jet.AI’s after-tax profitability and financial results could be subject to volatility or be affected by numerous factors, including (a) the availability of tax deductions, credits, exemptions, refunds and other benefits to reduce tax liabilities, (b) changes in the valuation of deferred tax assets and liabilities, if any, (c) the expected timing and amount of the release of any tax valuation allowances, (d) the tax treatment of stock-based compensation, (e) changes in the relative amount of earnings subject to tax in the various jurisdictions, (f) the potential business expansion into, or otherwise becoming subject to tax in, additional jurisdictions, (g) changes to existing intercompany structure (and any costs related thereto) and business operations, (h) the extent of intercompany transactions and the extent to which taxing authorities in relevant jurisdictions respect those intercompany transactions, and (i) the ability to structure business operations in an efficient and competitive manner. Outcomes from audits or examinations by taxing authorities could have an adverse effect on Jet.AI’s after-tax profitability and financial condition. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with Jet.AI’s intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If Jet.AI does not prevail in any such disagreements, Jet.AI’s profitability may be affected.

Jet.AI’s after-tax profitability and financial results may also be adversely affected by changes in relevant tax laws and tax rates, treaties, regulations, administrative practices and principles, judicial decisions and interpretations thereof, in each case, possibly with retroactive effect.

Jet.AI’s ability to utilize its net operating loss and tax credit carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards (“NOLs”) to offset future taxable income. The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three year period. If the Company has experienced an ownership change at any time since its incorporation, Jet.AI may be subject to limitations on its ability to utilize its existing NOLs and other tax attributes to offset taxable income or tax liability. In addition, future changes in Jet.AI’s stock ownership, which may be outside of Jet.AI’s control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit Jet.AI’s use of accumulated state tax attributes. As a result, even if Jet.AI earns net taxable income in the future, its ability to use its pre-change NOL carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to Jet.AI.

Jet.AI’s sole material asset is its direct and indirect interests in its subsidiaries and, accordingly, Jet.AI will be dependent upon distributions from its subsidiaries to pay taxes and cover its corporate and other overhead expenses and pay dividends, if any, on the Jet.AI common stock.

Jet.AI is a holding company and it has no material assets other than its direct and indirect equity interests in its subsidiaries. Jet.AI will have no independent means of generating revenue. To the extent Jet.AI’s subsidiaries have available cash, Jet.AI will cause its subsidiaries to make distributions of cash to pay taxes, cover Jet.AI’s corporate and other overhead expenses and pay dividends, if any, on the common stock. To the extent that Jet.AI needs funds and its subsidiaries fail to generate sufficient cash flow to distribute funds to Jet.AI or are restricted from making such distributions or payments under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, Jet.AI’s liquidity and financial condition could be materially adversely affected.

Risks Related to the Company’s Operating Environment

Demand for the Company’s product and services may decline due to factors beyond its control.

Demand for private jet charters may be negatively impacted by factors affecting air travel generally, such as adverse weather conditions, an outbreak of a contagious disease and other natural events, terrorism and increased security screening requirements.

In particular, the recurrence of a pandemic, whether COVID-19 or otherwise, may result in a decline in air travel. Additionally, the reimposition of travel restrictions and other measures intended to contain the spread of any such virus may contribute to a decline in demand for air travel. If travel remains in a general decline for a significant period of time, the Company may be unable to compete with more established operators and may not be able to achieve profitability in the medium term or at all.

More broadly, business jet travel is highly correlated to the performance of the economy, and an economic downturn, such as the current economic environment, which has been adversely affected by high rates of inflation, increasing interest rates, and low consumer sentiment, is likely to have a direct impact on the use of business jets. The Company’s customers may consider private air travel through its products and services to be a luxury item, especially when compared to commercial air travel. As a result, any economic downturn which has an adverse effect on the Company’s customers’ spending habits could cause them to travel less frequently and, to the extent they travel, to travel using commercial air carriers or other means considered to be more economical than the Company’s products and services. For example, beginning in 2008 and in connection with weakened macroeconomic conditions, the corporate and executive jet aviation industry, and companies that utilize corporate jets, experienced intensified political and media scrutiny. It is likely that the current economic downturn will impact demand for private jet travel for some time.

Any of these factors that cause the demand for private jet travel to decline may also result in delays that could reduce the attractiveness of private air charter travel versus other means of transportation, particularly for shorter distance travel, which represents our primary market currently. Delays also frustrate passengers, affecting the Company’s reputation and potentially reducing fleet utilization and charter bookings as a result of flight cancellations and increase costs. The Company may experience decreased demand, as well as a loss of reputation, in the event of an accident involving one of its aircraft or an aircraft booked through our platform or any actual or alleged misuse of its platform or aircraft by customers in violation of law. Demand for the Company’s product and services may also decline due to actions that increase the cost of private air charter travel versus other forms of transportation, particularly efforts aimed at addressing climate change such as carbon tax initiatives or other actions. Any of the foregoing circumstances or events which reduced the demand for private jet charters could negatively impact the Company’s ability to establish its business and achieve profitability.

The Company faces a high level of competition with numerous market participants with greater financial resources and operating experience.

The private air travel industry is extraordinarily competitive. Factors that affect competition in this industry include price, reliability, safety, regulations, professional reputation, aircraft availability, equipment and quality, consistency and ease of service, willingness and ability to serve specific airports or regions, and investment requirements. The Company plans to compete against private jet charter and fractional jet companies as well as business jet charter companies. Both the private jet charter companies and the business jet charter companies have numerous competitive advantages that enable them to attract customers. Jet.AI’s access to a smaller aircraft fleet and regional focus puts it at a competitive disadvantage, particularly with respect to its appeal to business travelers who want to travel overseas.

The fractional private jet companies and many of the business jet charter companies have access to larger fleets of aircraft and have greater financial resources, which would permit them to more effectively service customers. Due to the Company’s relatively small size, it is more susceptible to their competitive activities, which could prevent the Company from attaining the level of sales required to sustain profitable operations.

Recent consolidation in the industry, such as VistaJet’s acquisitions of XOJET and JetSmarter and Wheels Up’s acquisition of Delta Private Jets as well as Gama Aviation, a business jet services company, and increased consolidation in the future could further intensify the competitive environment the Company faces.

There can be no assurance that the Company’s competitors will not be successful in capturing a share of our present or potential customer base. The materialization of any of these risks could adversely affect the Company’s business, financial condition and results of operations.

Aviation businesses are often affected by factors beyond their control including: air traffic congestion at airports; airport slot restrictions; air traffic control inefficiencies; natural disasters; adverse weather conditions, such as hurricanes or blizzards; increased and changing security measures; changing regulatory and governmental requirements; new or changing travel-related taxes; or the outbreak of disease; any of which could have a material adverse effect on the Company’s business, results of operations and financial condition.

Like other aviation companies, the Company’s business is affected by factors beyond its control, including air traffic congestion at airports, airport slot restrictions, air traffic control inefficiencies, natural disasters, adverse weather conditions, increased and changing security measures, changing regulatory and governmental requirements, new or changing travel-related taxes, or the outbreak of disease. Factors that cause flight delays frustrate passengers and increase operating costs and decrease revenues, which in turn could adversely affect profitability. In the United States, the federal government singularly controls all U.S. airspace, and aviation operators are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel aviation operators to fly inefficient, indirect routes resulting in delays and increased operational cost. In addition, there are currently proposals before Congress that could potentially lead to the privatization of the United States’ air traffic control system, which could adversely affect the Company’s business.

Adverse weather conditions and natural disasters, such as hurricanes, winter snowstorms or earthquakes, can cause flight cancellations or significant delays. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security or other factors may affect the Company to a greater degree than its competitors who may be able to recover more quickly from these events, and therefore could have a material adverse effect on the Company’s business, results of operations and financial condition to a greater degree than other air carriers. Any general reduction in passenger traffic could have a material adverse effect on the Company’s business, results of operations and financial condition.

The operation of aircraft is subject to various risks, and failure to maintain an acceptable safety record may have an adverse impact on our ability to obtain and retain customers.

The operation of aircraft is subject to various risks, including catastrophic disasters, crashes, mechanical failures and collisions, which may result in loss of life, personal injury and/or damage to property and equipment. The Company may experience accidents in the future. These risks could endanger the safety of its customers, personnel, third parties, equipment, cargo and other property (both the Company’s and that of third parties), as well as the environment. If any of these events were to occur, the Company could experience loss of revenue, termination of customer contracts, higher insurance rates, litigation, regulatory investigations and enforcement actions (including potential grounding of the Company’s fleet and suspension or revocation of its operating authorities) and damage to its reputation and customer relationships. In addition, to the extent an accident occurs with an aircraft the Company operates or charters, the Company could be held liable for resulting damages, which may involve claims from injured passengers and survivors of deceased passengers. There can be no assurance that the amount of the Company’s insurance coverage available in the event of such losses would be adequate to cover such losses, or that the Company would not be forced to bear substantial losses from such events, regardless of its insurance coverage.

Moreover, any aircraft accident or incident, even if fully insured, and whether involving the Company or other private aircraft operators, could create a public perception that the Company is less safe or reliable than other private aircraft operators, which could cause customers to lose confidence and switch to other private aircraft operators or other means of transportation. In addition, any aircraft accident or incident, whether involving the Company or other private aircraft operators, could also affect the public’s view of industry safety, which may reduce the amount of trust by customers.

The Company incurs considerable costs to maintain the quality of (i) its safety program, (ii) its training programs and (iii) its fleet of aircraft. The Company cannot guarantee that these costs will not increase. Likewise, the Company cannot guarantee that its efforts will provide an adequate level of safety or an acceptable safety record. If the Company is unable to maintain an acceptable safety record, the Company may not be able to retain existing customers or attract new customers, which could have a material adverse effect on its business, financial condition and results of operations.

The supply of pilots to the airline industry is limited and may negatively affect the Company’s operations and financial condition. Increases in labor costs may adversely affect the Company’s business, results of operations and financial condition.

The Company’s pilots are subject to stringent pilot qualification and crew member flight training standards , which among other things require minimum flight time for pilots and mandate strict rules to minimize pilot fatigue. The existence of such requirements effectively limits the supply of qualified pilot candidates and increases pilot salaries and related labor costs. A shortage of pilots would require the Company to further increase its labor costs, which would result in a material reduction in its earnings. Such requirements also impact pilot scheduling, work hours and the number of pilots required to be employed for the Company’s operations.

In addition, the Company’s operations and financial condition may be negatively impacted if it is unable to train pilots in a timely manner. Due to an industry-wide shortage of qualified pilots, driven by the flight hours requirements under the FAA qualification standards and attrition resulting from the hiring needs of other industry participants, pilot training timelines have significantly increased and stressed the availability of flight simulators, instructors and related training equipment. As a result, the training of the Company’s pilots may not be accomplished in a cost-efficient manner or in a manner timely enough to support the Company’s operational needs.

Pilot attrition may negatively affect the Company’s operations and financial condition.

In recent years, the Company has observed significant volatility in pilot attrition as a result of pilot wage and bonus increases at other industry participants and the growth of cargo, low-cost and ultra-low-cost airlines. If attrition rates are higher than the availability of replacement pilots, the Company’s operations and financial results could be materially and adversely affected.

The Company is exposed to operational disruptions due to maintenance.

The Company’s fleet requires regular maintenance work, which may cause operational disruption. The Company’s inability to perform timely maintenance and repairs can result in its aircraft being underutilized which could have an adverse impact on its business, financial condition and results of operations. On occasion, airframe manufacturers and/or regulatory authorities require mandatory or recommended modifications to be made across a particular fleet which may mean having to ground a particular type of aircraft. This may cause operational disruption to and impose significant costs on the Company. Moreover, as the Company’s aircraft base increases, maintenance costs could potentially increase.

Significant increases in fuel costs could have a material adverse effect on the Company’s business, financial condition and results of operations.

Fuel is essential to the operation of the Company’s aircraft and to the Company’s ability to carry out its transport services. Fuel costs are a key component of the Company’s operating expenses. A significant increase in fuel costs may negatively impact the Company’s revenue, margins, operating expenses and results of operations. While the Company may be able to pass increases in fuel costs on to its customers, increased fuel surcharges may affect the Company’s revenue and retention if a prolonged period of high fuel costs occurs. To the extent there is a significant increase in fuel costs that affects the amount the Company’s customers choose to fly, it may have a material adverse effect on the Company’s business, financial condition and results of operations.

If efforts to continue to build a strong brand identity and improve member satisfaction and loyalty are not successful, the Company may not be able to attract or retain members, and its operating results may be adversely affected.

The Company must continue to build and maintain strong brand identity for its products and services, which have expanded over time. The Company believes that strong brand identity will continue to be important in attracting members. If the Company’s efforts to promote and maintain its brand are not successful, the Company’s operating results and our ability to attract members and other customers may be adversely affected. From time to time, the Company’s members and other customers may express dissatisfaction with its products and service offerings, in part due to factors that could be outside of the Company’s control, such as the timing and availability of aircraft and service interruptions driven by prevailing political, regulatory, or natural conditions. To the extent dissatisfaction with the Company’s products and services is widespread or not adequately addressed, the Company’s brand may be adversely impacted and its ability to attract and retain members may be adversely affected. With respect to the Company’s planned expansion into additional markets, the Company will also need to establish its brand and to the extent it is not successful, the Company’s business in new markets would be adversely impacted.

Any failure to offer high-quality customer support may harm the Company’s relationships with its customers and could adversely affect the Company’s reputation, brand, business, financial condition and results of operations.

Through the Company’s marketing, advertising, and communications with its customers, the Company sets the tone for its brand as aspirational but also within reach. The Company’s strives to create high levels of customer satisfaction through the experience provided by its team and representatives. The ease and reliability of its offerings, including its ability to provide high-quality customer support, helps the Company attract and retain customers. The Company’s ability to provide effective and timely support is largely dependent on its ability to attract and retain skilled employees who can support the Company’s customers and are sufficiently knowledgeable about the Company’s product and services. As the Company continues to grow its business and improve its platform, it will face challenges related to providing quality support at an increased scale. Any failure to provide efficient customer support, or a market perception that the Company does not maintain high-quality support, could adversely affect the Company’s reputation, brand, business, financial condition and results of operations.

The demand for the Company’s services is subject to seasonal fluctuations.

Demand for the Company’s services will fluctuate over the course of the year and is higher in the summer season and during holiday periods. During periods of higher demand, the Company’s ability to provide agreed upon levels of service to its customers may deteriorate, which could have a negative impact on the Company’s reputation and its ability to succeed.

Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. The Company’s business is subject to significant regulation by the FAA, the TSA (Transportation Security Administration) as well as “know your customer” obligations and other laws and regulations. The laws and regulations concerning the selling of the Company’s product or services may change and if they do then the selling of the Company’s product or service may no longer be possible or profitable. In addition, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and our results of operations.

The Company’s failure to attract and retain highly qualified personnel in the future could harm its business.

The Company believes that its future success will depend in large part on its ability to retain or attract highly qualified management, technical and other personnel. The Company may not be successful in retaining key personnel or in attracting other highly qualified personnel. If the Company is unable to retain or attract significant numbers of qualified management and other personnel, the Company may not be able to grow and expand its business.

Risks Relating to Ownership of Jet.AI Securities

The Company has never paid cash dividends on its capital stock, and Jet.AI does not anticipate paying dividends in the foreseeable future.

The Company has never paid cash dividends on its capital stock and currently intends to retain any future earnings to fund the growth of its business, other than mandatory dividend payments on its preferred stock, subject to Delaware law. Any determination to pay dividends in the future will be at the discretion of the Jet.AI Board and will depend on Jet.AI’s financial condition, operating results, capital requirements, general business conditions and other factors that the Jet.AI Board may deem relevant. As a result, capital appreciation, if any, of Jet.AI’s common stock will be the sole source of gain for the foreseeable future.

The Company’s stock price may be volatile, and you may not be able to sell shares at or above the price at which you purchase shares or realize any value on your warrants.

Fluctuations in the price of the common stock could contribute to the loss of all or part of your investment. If an active market for our securities develops and continues, the trading price of common stock could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control.

Factors affecting the trading price of our common stock may include:

●	the realization of any of the risk factors presented in this report;

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to Jet.AI;

●	failure to meet or exceed financial estimates and projections of the investment community or that Jet.AI provides to the public;

●	issuance of new or updated research or reports by securities analysts or changed recommendations for the industry in general;

●	announcements of significant acquisitions, strategic partnerships, joint ventures, collaborations, financings, or capital commitments;

●	the volume of shares of common stock available for public sale;

●	operating and stock price performance of other companies that investors deem comparable to Jet.AI;

●	Jet.AI’s ability to market new and enhanced products and technologies on a timely basis;

●	changes in laws and regulations affecting Jet.AI’s business;

●	Jet.AI’s ability to meet compliance requirements;

●	commencement of, or involvement in, litigation involving Jet.AI;

●	changes in financial estimates and recommendations by securities analysts concerning Jet.AI or the market in general;

●	the timing and magnitude of investments in the growth of the business;

●	actual or anticipated changes in laws and regulations;

●	additions or departures of key management or other personnel;

●	increased labor costs;

●	disputes or other developments related to intellectual property or other proprietary rights, including litigation;

●	the ability to market new and enhanced solutions on a timely basis;

●	sales of substantial amounts of the Jet.AI common stock by Jet.AI’s directors, executive officers, significant stockholders or the perception that such sales could occur, including as a result of transactions under the Share Purchase Agreement and the Forward Purchase Agreement;

●	trading volume of our common stock, including as a result of transactions under the Share Purchase Agreement and the Forward Purchase Agreement;

●	changes in capital structure, including future issuances of securities or the incurrence of debt and the terms thereof; and

●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to Jet.AI could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of Jet.AI’s securities also could adversely affect its ability to issue additional securities and its ability to obtain additional financing in the future.

Anti-takeover provisions contained in the Company’s Certificate of Incorporation and applicable laws could impair a takeover attempt.

The Company’s Certificate of Incorporation afford certain rights and powers to the Jet.AI Board that could contribute to the delay or prevention of an acquisition that it deems undesirable. Any of the foregoing provisions and terms that have the effect of delaying or deterring a change in control could limit the opportunity for stockholders to receive a premium for their shares of our securities, and could also affect the price that some investors are willing to pay for our securities.

If we fail to comply with the continued listing requirements of Nasdaq, we would face possible delisting, which would result in a limited public market for our shares, limit our ability to access existing liquidity facilities and make obtaining future financing more difficult for us.

Our common stock is currently listed on The Nasdaq Global Market under the symbol “JTAI”. On December 1, 2023, the Company received a notification letter (the “Letter”) from the Nasdaq Listing Qualifications Staff of Nasdaq notifying the Company that its amount of stockholders’ equity has fallen below the $10 million required minimum for continued listing on The Nasdaq Global Market set forth in Nasdaq Listing Rule 5450(b)(1)(A). The Company’s stockholders’ deficit as of December 31, 2023 was $(3,963,039). The Letter also noted that as of September 30, 2023, the Company does not meet The Nasdaq Global Market alternative listing criteria for the Market Value standard or the Total Assets / Total Revenues standard. The Letter further noted that the Company may consider applying to transfer the Company’s securities to The Nasdaq Capital Market (the “Capital Market”), which would require the Company to, among other things, meet the Capital Market’s continued listing requirements.

In accordance with Nasdaq rules and as stated in the Letter, the Company submitted a plan to regain compliance, involving a proposed transfer to The Nasdaq Capital Markets as well as a number of capital raising measures that the Company intended to take. Nasdaq provided written confirmation of its acceptance of the Company’s compliance plan and granted the Company an extension through May 29, 2024 to evidence completion of its plan. Although the Company believes it will be able to achieve compliance with the Nasdaq Capital Markets continued listing requirement, there can be no assurance that we will be able to achieve compliance with these requirements within the time frame required by Nasdaq or at all, particularly if our stock price trades below $1.00 for a sustained period. Furthermore, there can be no assurance that the Company will be able to maintain compliance with continued listing criteria of the Nasdaq Capital Markets in the future. Nasdaq’s determination that we fail to meet the continued listing standards of Nasdaq may result in our securities being delisted from Nasdaq.

A delisting of our common stock and listed warrants and our inability to list on another national securities market could negatively impact us by: (i) reducing the liquidity and market price of our common stock and listed warrants; (ii) reducing the number of investors willing to hold or acquire our common stock and listed warrants, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use certain registration statements to offer and sell freely tradable securities, thereby limiting our ability to access the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees. In addition, a delisting of our common stock would prevent us from being able to access financing under the Share Purchase Agreement, Forward Purchase Agreement and FPA Funding Amount PIPE Subscription Agreement. Furthermore, the Company may have to pay all or a portion of the $800,000 commitment fee due under the Share Purchase Agreement in cash if its shares are no longer listed. The Company may not have sufficient funds to be able to pay such fee. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Stockholders may experience dilution of their ownership interest due to the issuance of additional shares of common stock upon the conversion of the Series B Preferred Stock, especially since the Series B Preferred Stock has fluctuating conversion rates that are set at a discount to market prices of our shares of common stock during the period immediately following conversion.

We have raised approximately $1.5 million in financing through the issuance of Series B Preferred Stock in a private placement, and may issue additional shares of Series B Preferred Stock upon exercise of a warrant issued in the private placement for up to $15,000,000. The shares of Series B Preferred Stock automatically convert into shares of our common stock, subject to certain conditions and limitations, by the 10th trading day following their issuance at a conversion price based 90% of the trading price of our common stock, or 80% in the event we are delisted from Nasdaq. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Overview – Ionic Transaction.” This could result in material dilution to existing stockholders of the Company. Because the conversion price is based upon the trading prices of our shares at the time of conversion, the number of shares into which the Series B Preferred Stock may be converted may increase without an upper bound. If the trading prices of our shares are low when the conversion price of the convertible debt is determined, we would be required to issue a greater number of shares to the converting holder, which could cause substantial dilution to our stockholders. In addition, if any or all of the holders Series B Preferred Stock convert and then sell our common stock, this could result in an imbalance of supply and demand for our common stock and reduce our stock price significantly. The further our stock price declines, the further the adjustment of the conversion price will fall and the greater the number of shares we will have to issue upon conversion, resulting in further dilution to our stockholders. Because a market price-based conversion formula can lead to dramatic stock price reductions and corresponding negative effects on both a company and its stockholders, convertible security financings with market price-based conversion ratios have colloquially been called “floorless,” “toxic,” and “death spiral,” convertibles.

The issuances of additional shares of Jet.AI common stock under the Share Purchase Agreement and the GEM Warrant may result in dilution of future Jet.AI stockholders and have a negative impact on the market price of Jet.AI common stock.

The proceeds from the Business Combination, Forward Purchase Agreement and our existing cash and cash equivalents may not be sufficient to meet our working capital needs and we intend to draw on the Share Purchase Agreement to meet our cash needs. Further, our estimates may prove to be inaccurate, and we could spend our capital resources faster than we currently expect. Further, changing circumstances, some of which may be beyond our control, could also cause us to spend capital significantly faster than we currently anticipate, and we may need to seek additional funding sooner than planned. To the extent this occurs, it could impose significant dilution on the Company’s stockholders.

In addition to shares to be sold to GEM upon a drawdown, the Share Purchase Agreement entitles GEM to receive (i) payment of a commitment fee of $800,000 payable in either cash or common stock and (ii) the GEM Warrant. The shares issuable pursuant to the GEM Warrant were calculated on a fully diluted basis as of the closing of the Business Combination, which calculation included shares issuable upon exercise of the JTAIW Warrants, the Private Placement Warrants, the Merger Consideration Warrants, Jet Token options and Jet Token RSU Awards. If the JTAIW Warrants, the Private Placement Warrants, Merger Consideration Warrants, Jet Token options and/or Jet Token RSU Awards are not exercised in full or at all, and GEM exercises the GEM Warrant, then GEM could hold significantly more than 6% of the outstanding common stock of Jet.AI on a non-diluted basis.

If the average closing price of Jet.AI’s common stock for the 10 trading days following the first anniversary of the date of listing is less than 90% of the then current exercise price of the GEM Warrant, then the exercise price of the GEM Warrant will be adjusted to 110% of our then current trading price.

The issuances of common stock pursuant to the GEM Warrant and the Share Purchase Agreement would result in dilution of future Jet.AI stockholders and could have a negative impact on the market price of common stock and Jet.AI’s ability to obtain additional financing. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Overview – Share Purchase Agreement” for a description of the GEM Warrant.

Certain existing stockholders purchased our securities at a price below the current trading price of such securities, and may experience a positive rate of return based on the current trading price.

Given the relatively lower purchase prices that some of our stockholders paid to acquire some of their securities compared to the current trading price of our shares of common stock, these stockholders in some instances may earn a positive rate of return on their investment, which may be a significant positive rate of return, depending on the market price of our shares of common stock at the time that such stockholders choose to sell their shares of common stock.

Public stockholders may not be able to experience the same positive rates of return on securities they purchase due to the low price at which some of our stockholders, particularly the Sponsor and Meteora, acquired shares of our common stock or the prices at which GEM may receive shares at the time of a drawdown under the Share Purchase Agreement.

Sales of Jet.AI common stock, or the perception of such sales, by us or our significant stockholders in the public market or otherwise could cause the market price for Jet.AI common stock to decline.

The sale of shares of common stock in the public market or otherwise, particularly sales by the Sponsor and our officers or directors following the expiration of lock-up restrictions expiring in August 2024, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that is deemed appropriate. Resales of common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

Certain stockholders purchased or were issued securities at prices that may be significantly below the trading price of our common stock:

●	Sponsor paid approximately $0.009 per share, for 2,875,000 Founder Shares and
●	Sponsor and Maxim paid approximately $1.00 per warrant, for 5,760,000 Private Placement Warrants.

In connection with an extraordinary general meeting of Oxbridge shareholders in November 2022, in which Oxbridge asked its shareholders to vote to extend the date by which Oxbridge had to consummate a business combination, the holders of 10,313,048 Class A ordinary shares or approximately 90.0% of the shares with redemption rights at the time exercised their right to redeem their shares for cash at a redemption price of approximately $10.22 per share, for an aggregate redemption amount of $105,424,960. Subsequently, in connection with the Meeting and the Business Combination, holders of 1,144,215 of Oxbridge’s Class A Ordinary Shares, or approximately 96.4% of the shares with redemption rights at the time, exercised their right to redeem their shares for cash at a redemption price of approximately $11.10 per share, for an aggregate redemption amount of $12,655,017. On August 8, 2023, pursuant to the Forward Purchase Agreement, Meteora purchased 663,556 of the Class A ordinary shares from third parties through a broker in open market transactions or by reversing previously submitted redemption requests and waived its redemption rights with respect to these shares. Furthermore, Meteora purchased an additional 548,127 such shares.

We have an effective registration statement covering the resale of up to 32,330,074 shares of common stock held by, or available upon exercise of warrants or other convertible securities by, certain of our stockholders, as well as the issuance by us of shares of common stock upon exercise of our outstanding warrants. Given the substantial number of shares of common stock registered for potential resale by these stockholders, the sale of shares by them, or the perception in the market that they intend to sell shares, could increase the volatility of the market price of our common stock or result in a significant decline in the public trading price of our common stock. Many of these stockholders have or may acquire their shares at a significant discount to the market price of our common stock. This will create an incentive for such stockholders to sell shares of our common stock because they purchased the shares at prices lower than the then-current trading price.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our shareholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (a) the last day of the fiscal year (i) following August 16, 2026, the fifth anniversary of our IPO, (ii) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time) or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our the shares of common stock that are held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Item 1B Unresolved Staff Comments

None.

Item 1C Cybersecurity

We have developed and implemented cybersecurity risk management processes intended to protect the confidentiality, integrity, and availability of our critical systems and information. While everyone at our company plays a part in managing cybersecurity risks, primary cybersecurity oversight responsibility is shared by our Board of Directors and senior management.

Our cybersecurity risk management program includes the following strategies for managing cybersecurity risks effectively:

●	Risk Assessment Processes: We conduct regular risk assessments to proactively identify potential cybersecurity threats and vulnerabilities. These assessments involve thorough evaluations of our IT infrastructure, data systems, and processes to pinpoint areas of weakness;

●	Proactive Security Measures: In addition to risk assessments, we employ proactive security measures to enhance our cyber defenses. These measures include the continuous monitoring of network activity, the implementation of access controls and encryption protocols, and the deployment of intrusion detection systems to swiftly detect and respond to any suspicious activities.

●	Framework for Identifying and Mitigating Threats: We follow a structured framework for identifying and mitigating cybersecurity threats, which outlines procedures for threat detection, incident response, and risk mitigation.

●	Employee Training and Awareness Programs: We provide training to our management and employees designed to equip employees with the knowledge and skills necessary to identify and respond to cybersecurity risks, tailored based on the persons’ roles within our organization.

●	Technology: We use external consultants or other third-party experts and service providers, where considered appropriate, to assess, test, or otherwise assist with aspects of our cybersecurity controls. ; and

●	the use of external consultants or other third-party experts and service providers, where considered appropriate, to assess, test, or otherwise assist with aspects of our cybersecurity controls.

Over the past fiscal year, we have not identified risks from known cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, operating results, or financial condition. We will continue to monitor and assess our cybersecurity risk management program as well as invest in and seek to improve such systems and processes as appropriate. If we were to experience a material cybersecurity incident in the future, such incident may have a material adverse effect on our reputation, as well as our operations, business strategy, operating results, and financial condition.

Board Governance

Our Board of Directors oversees our risk management, including our information technology and cybersecurity policies, procedures, and risk assessments. Our management reports to our Board of Directors on information security matters as necessary, regarding any significant cybersecurity incidents, as well as any incidents with lesser impact potential.

One of the key functions of our Board of Directors is informed oversight of our various processes for managing risk. An overall review of risk is inherent in our Board of Directors ongoing consideration of our long-term strategies, transactions and other matters presented to and discussed by the Board of Directors. This includes a discussion of the likelihood and potential magnitude of various risks, including cybersecurity risks, and any actions management has taken to limit, monitor or control those risks.

Item 2 Properties

We lease space for our corporate headquarters in Las Vegas, Nevada and a satellite office in San Francisco, consisting of office space and the use of shared conference facilities.

Item 3 Legal Proceedings

The Company is not party to any material legal proceedings, although from time to time it may become involved in ordinary routine litigation incidental to its business. There were no such proceedings pending during the period covered by this report.

Item 4 Mine Safety Disclosures

Not applicable.

PART II

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We have one class of common stock, listed on the Nasdaq Global Market under the ticker symbol “JTAI”, and two classes of warrants the Jet.AI Warrants and the Merger Consideration Warrants, listed on Nasdaq under the ticker symbols “JTAIW” and “JTAIZ,” respectively. The transfer agent and registrar for our common stock is Continental Stock Transfer & Trust Company.

Shareholders

As of March 27, 2024, we had 32,242 holders of record of our common stock, 3 holders of record of our Jet.AI Warrants and 32,235 holders of record of our Merger Consideration Warrants.

Dividend Policy

The Company has never paid cash dividends on its capital stock and currently intends to retain any future earnings to fund the growth of its business. Any determination to pay dividends in the future will be at the discretion of the Jet.AI Board and will depend on Jet.AI’s financial condition, operating results, capital requirements, general business conditions and other factors that the Jet.AI Board may deem relevant.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities issued by the registrant since January 1, 2021 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration received by the registrant for such securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

1.	On February 19, 2020, Jet Token, Inc. (“Jet Token”), commenced an offering of up to $10,000,000 of its non-voting common stock pursuant to Regulation A under the Securities Act of 1933. Jet Token offered to sell up to 33,333,333 shares of non-voting common stock, which were convertible into shares of voting common stock, at a price of $0.30 per share. The offering was conducted with rolling closes. The offering terminated on December 31, 2020. Jet Token issued and sold 32,959,185 shares of non-voting common stock for gross proceeds of approximately $9.9 million. Jet Token paid commissions of approximately $0.7 million to StartEngine Primary, LLC.
2.	Jet Token issued warrants to purchase 1,647,931 shares of non-voting common stock at an exercise price of $0.30 per share, to StartEngine Primary, LLC, representing 5% of the gross proceeds raised through StartEngine Primary in connection with the above Regulation A offering, divided by $0.30 per share, rounded to the nearest whole share, as compensation in connection with such offering. Of these warrants, 1,569,201 were issued on December 31, 2020, 74,814 were issued on December 31, 2021 and 3,916 were issued on December 31, 2022. The warrants were issued pursuant to Section 4(a)(2) of the Securities Act and expired unexercised.
3.	On June 15, 2021, Jet Token commenced an offering of up to $21,880,000 of its non-voting common stock pursuant to Regulation A under the Securities Act of 1933. Jet Token offered to sell up to 29,173,333 shares of non-voting common stock, which were convertible into shares of voting common stock, at a price of $0.75 per share. The offering was conducted with rolling closes. The offering terminated on January 17, 2023. Jet Token issued and sold 8,595,238 shares of non-voting common stock to investors for gross proceeds of approximately $6.6 million. Jet Token paid commissions of approximately $0.5 million to StartEngine Primary, LLC.
4.	Effective June 15, 2021, Jet Token issued 6,646,667 shares of non-voting common stock to Mike Winston, its founder and Executive Chairman, in exchange for 6,646,667 shares of voting common stock that he held in a transaction pursuant to Section 4(a)(2) of the Securities Act. Mr. Winston is an accredited investor for purposes of Rule 501 of Regulation D. No underwriters were involved in the share exchange.
5.	Jet Token issued 171,888 shares of non-voting common stock, to StartEngine Primary, LLC, representing 2% of the gross proceeds raised through StartEngine Primary in connection with the above Regulation A offering, divided by $0.75 per share, rounded to the nearest whole share, as compensation in connection with such offering. The shares were issued pursuant to Section 4(a)(2) of the Securities Act.
6.	On April 12, 2021, OAC Sponsor Ltd. (“Sponsor”), the sponsor of Oxbridge Acquisition Corp., (“Oxbridge”), purchased an aggregate of 2,875,000 founder shares, for an aggregate offering price of $25,000 at an average purchase price of approximately $0.009 per share (up to 375,000 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of ordinary shares upon completion of this offering. Such securities were issued in connection with the organization of Oxbridge. pursuant to Section 4(a)(2) of the Securities Act. Sponsor is an accredited investor for purposes of Rule 501 of Regulation D.
7.	Simultaneously with the closing of Oxbridge’s initial public offering, Oxbridge consummated a private placement (the “Private Placement”) in which Sponsor and Maxim Partners LLC (“Maxim Partners”) purchased 4,897,500 and 862,500 private warrants (the “Private Warrants”), respectively, at a price of $1.00 per Private Warrant, generating total proceeds of $5,760,000. The Private Warrants are identical to the warrants sold as part of the Units in the IPO, except that the Private Warrants are not redeemable by the Company and are exercisable on a cashless basis so long as they are held by the Sponsor and Maxim Partners or their respective permitted transferees. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Warrants was made pursuant to Section 4(a)(2) of the Securities Act.
8.	Also simultaneous with the closing of Oxbridge’s IPO, pursuant to the underwriting agreement, Oxbridge issued 115,000 Class A Ordinary Shares to the Maxim Group LLC as compensation under the underwriting agreement. No underwriting discounts or commissions were paid with respect to such issuance. The issuance of the Class A Ordinary Shares to the underwriter was made pursuant to Section 4(a)(2) of the Securities Act.
9.	On November 14, 2022, Oxbridge issued a promissory note in the aggregate principal amount of $575,000 to Sponsor Ltd. in connection with the extension of the termination date for Oxbridge’s initial business combination from November 16, 2022 to August 16, 2023 which extension was approved at an extraordinary general meeting of shareholders held on November 9, 2022. The issuance of the note was made pursuant to Section 4(a)(2) of the Securities Act.

10.	On August 6, 2023, Oxbridge entered into a subscription agreement (the “FPA Funding Amount PIPE Subscription Agreement”) with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”), and (iii) Meteora Strategic Capital, LLC (“MSC” and, collectively with MCP and MSTO, “Meteora”). Pursuant to the FPA Funding Amount PIPE Subscription Agreement, Meteora agreed to subscribe for and purchase, and Oxbridge agreed to issue and sell to Meteora, on the closing date of the business combination, an aggregate of up to 1,186,952 Class A ordinary shares, par value $0.0001 per share, of Oxbridge (“Oxbridge Shares”) concurrently with the closing, less the number of Oxbridge Shares purchased by Meteora separately from third parties through a broker in the open market (“Recycled Shares”) in connection with the Forward Purchase Agreement. On August 10, 2023, Meteora was issued 247,756 shares of Jet.AI common stock pursuant to the FPA Funding Amount PIPE Subscription Agreement. On August 31, 2023, Jet.AI and Meteora entered into an amendment to the Forward Purchase Agreement (“Forward Purchase Agreement Confirmation Amendment”). Pursuant to the Forward Purchase Agreement Confirmation Amendment, the number of shares of Jet.AI common stock issued to Meteora was amended to 548,127 pursuant to the FPA Funding Amount PIPE Subscription Agreement. In each instance, the issuance of the securities was made pursuant to Section 4(a)(2) of the Securities Act.
11.	Following the Business Combination on August 10, 2023, the Company entered into a settlement agreement (“Sponsor Settlement Agreement”) with Sponsor. Pursuant to the Sponsor Settlement Agreement, the Company issued 575 shares of the Company’s Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred Shares”) to settle the payment obligations of the Company under a promissory note in the principal amount of $575,000 dated November 14, 2022 in favor of Sponsor. The issuance of the securities was made pursuant to Section 4(a)(2) of the Securities Act.
12.	Following the Business Combination, on August 10, 2023, the Company entered into a settlement agreement (“Maxim Settlement Agreement”) with Maxim Group LLC. Pursuant to the Maxim Settlement Agreement, the Company issued 270,000 shares of common stock to Maxim Partners to settle the payment obligations of the Company under the underwriting agreement in connection with Oxbridge’s IPO dated on or about August 11, 2021, by and between Oxbridge and Maxim Group LLC. The Company also issued 1,127 shares of Series A Convertible Preferred Stock in an amount equal in value to $1,127,000 (the “Series A Preferred Shares”). The issuances of the securities were made pursuant to Section 4(a)(2) of the Securities Act.
13.	On September 11, 2023, the Company entered into a binding term sheet (“Bridge Agreement”) with eight investors to provide the Company $500,000 of short-term bridge financing pending its receipt of funds from its other existing financing arrangements. In an event of default, the principal amount of $625,000 is increased to by 120% and is convertible into shares of the Company’s common stock. The issuance of the securities was made pursuant to Section 4(a)(2) of the Securities Act. The Company paid the full amounts due under the Bridge Agreement in March 2024.
14.	On December 28, 2023, the Company entered into a Warrant Exchange Agreement with an unaffiliated third party investor and issued an aggregate of 807,851 shares of common stock to the warrant holder in exchange for the surrender and cancellation of the same number of Jet.AI Warrants held by such holder, in reliance upon the exemption from the registration requirements under Section 3(a)(9) under the Securities Act.
15.	On January 17, 2024, the Company entered into a Warrant Exchange Agreement with an unaffiliated third party investor and issued an aggregate of 194,729 shares of common stock to the warrant holder in exchange for the surrender and cancellation of the same number of Jet.AI Warrants held by such holder, in reliance upon the exemption from the registration requirements under Section 3(a)(9) under the Securities Act.
16.	On January 23, 2024, the Company entered into a Warrant Exchange Agreement with an unaffiliated third party investor and issued an aggregate of 483,637 shares of common stock to the warrant holder in exchange for the surrender and cancellation of the same number of Jet.AI Warrants held by such holder, in reliance upon the exemption from the registration requirements under Section 3(a)(9) under the Securities Act.
17.	On various dates in the first quarter of 2024, the Company sold an aggregate of 1,500,000 shares of common stock to GEM under the Share Purchase Agreement, as described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Overview – Share Purchase Agreement” for gross proceeds of $1,110,000. The issuance of the securities was made pursuant to Section 4(a)(2) of the Securities Act.
18.

On March 28, 2024, the Company entered into a Securities Purchase Agreement with Ionic Ventures, LLC under which the Company issued (a) 150 shares of the Company’s Series B Preferred Stock, (b) a warrant to purchase up to 1,500 shares of Series B Preferred Stock, at an exercise price of $10,000 per share, and (c) 250,000 shares of the Company’s common stock, as described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Overview – Ionic Transaction” for gross proceeds of approximately $1.5 million. The issuance of the securities was made pursuant to an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated under the Securities Act.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2023, regarding awards issued under our Omnibus Incentive Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
Omnibus Incentive Plan	3,659,015	$6.19	19,802
Equity compensation plans not approved by security holders	—	—	—
Total	3,659,015	$6.19	19,802

Item 6 [Reserved]

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which Jet.AI’s management believes is relevant to an assessment and understanding of its consolidated results of operations and financial condition. You should read the following discussion and analysis of Jet.AI’s financial condition and results of operations together with the historical audited annual consolidated financial statements as of and for the years ended December 31, 2023 and 2022, and the related notes that are included elsewhere in this report.

Certain of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to plans and strategy for Jet.AI’s business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Item 1A – Risk Factors,” Jet.AI’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Factors that could cause or contribute to such differences include, but are not limited to, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this report. We assume no obligation to update any of these forward-looking statements.

Percentage amounts included in this report have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this report may vary from those obtained by performing the same calculations using the figures in the consolidated financial statements included elsewhere in this report. Certain other amounts that appear in this report may not sum due to rounding.

Business Combination

On August 10, 2023, Oxbridge, consummated a business combination pursuant to the Business Combination Agreement among Oxbridge, the Merger Subs and Jet Token. Pursuant to the Business Combination Agreement, Oxbridge redomiciled as a Delaware corporation and was immediately renamed Jet.AI, Inc., and promptly thereafter, (a) First Merger Sub merged with and into Jet Token with Jet Token surviving the merger as a wholly owned subsidiary of Jet.AI Inc. and (b) Jet Token merged with and into Second Merger Sub (each merger and all other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

As a result of the Business Combination:

●	the then issued and outstanding Class A ordinary shares of Oxbridge were converted, on a one-for-one basis, into shares of common stock of Jet.AI, Inc.,

●	the then issued and outstanding Class B ordinary share of Oxbridge were converted, on a one-for-one basis, into shares of common stock of Jet.AI, Inc.,

●	the then issued and outstanding Oxbridge warrants were converted into an equal number of warrants, each exercisable for one share of common stock of Jet.AI, Inc. (“Jet.AI Warrants”),

●	the then issued and outstanding Oxbridge Units were converted into an equal number of Jet.AI Units, each consisting of one share of common stock and one Jet.AI Warrant,

●	the outstanding shares of Jet Token common stock, including all shares of Jet Token preferred stock that converted into shares of Jet Token common stock, were cancelled and converted into the right to receive the number of shares of Jet.AI common stock and the number of Merger Consideration Warrants based on the respective exchange rations set forth in the Business Combination Agreement,

●	all outstanding Jet Token options for its common stock , whether or not exercisable and whether or not vested, were converted into options to purchase Jet.AI common stock based on the applicable exchange ratio determined in accordance with the Business Combination Agreement,

●	all outstanding Jet Token warrants were converted into warrants to acquire the number of shares of common stock and Merger Consideration Warrants based on the applicable exchange ratio set forth in the Business Combination Agreement, and

●	the outstanding Jet Token restricted stock unit awards were converted into Jet.AI restricted stock unit awards based on the applicable exchange ratio determined in accordance with the Business Combination Agreement.

As a result of the Business Combination, Jet.AI Inc. has one class of common stock listed on Nasdaq under the ticker symbol “JTAI”, and two classes of warrants, the Jet.AI Warrants and the Merger Consideration Warrants, listed on Nasdaq under the ticker symbols “JTAIW” and “JTAIZ” respectively.

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

References in this MD&A to “Jet.AI” or “the Company” refer to Jet Token Inc. prior to the consummation of the Business Combination.

Overview

Jet.AI, a Delaware corporation, was founded in 2018 by Michael Winston, its Executive Chairman. The Company, directly and indirectly through its subsidiaries, has been principally involved in (i) the sale of fractional and whole interests in aircraft, (ii) the sale of jet cards, which enable holders to use certain of the Company’s and other’s aircraft at agreed-upon rates, (iii) the operation of a proprietary booking platform, which functions as a prospecting and quoting platform to arrange private jet travel with third party carriers as well as via the Company’s leased and managed aircraft, (iv) direct chartering of its HondaJet aircraft by Cirrus, (v) aircraft brokerage and (vi) service revenue from the monthly management and hourly operation of customer aircraft.

Beginning in December 2023, we launched our Jet.AI Operator Platform to provide a B2B software platform for SaaS products. Currently we offer the following SaaS software to aircraft owners and operators generally:

●	Reroute AI: recycles aircraft waiting to embark to their next revenue flight into prospective new charter bookings to destinations within specific operational parameters.
●	DynoFlight: enables aircraft operators to estimate aircraft emissions then purchase carbon removal credits via our DynoFlight API

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	For the Year Ended December 31,
	2023	2022

Revenues	$12,214,556	$21,862,728

Cost of revenues	12,393,089	19,803,739

Gross (loss) profit	(178,533)	2,058,989

Operating Expenses:
General and administrative (including stock-based compensation of $6,645,891 and $6,492,653, respectively)	11,597,173	9,230,789
Sales and marketing	573,881	426,728
Research and development	160,858	137,278
Total operating expenses	12,331,912	9,794,795

Operating loss	(12,510,445)	(7,735,806)

Other expense (income):
Interest expense	103,615	-
Other income	(116)	(3)
Total other expense (income)	103,499	(3)

Loss before provision for income taxes	(12,613,944)	(7,735,803)

Provision for income taxes	2,464	2,400

Net Loss	$(12,616,408)	$(7,738,203)

Less cumulative preferred stock dividends	46,587	-

Net Loss to common stockholders	$(12,622,995)	$(7,738,203)

Weighted average shares outstanding - basic and diluted	6,326,806	4,409,670
Net loss per share - basic and diluted	$(2.00)	$(1.75)

As discussed more fully below, our results of operations in 2023 and 2022 were impacted significantly by $17.2 million of revenue and $2.1 million of gross profit from fractional sales of all of our then available aircraft in 2022 and the absence of aircraft sales in 2023. Excluding the impact of these fractional sales and despite the increase in our aircraft fleet and charter and jet card/fractional program flight activity, the significant drivers of the decline in gross profit and increase in operating losses resulted from three key factors:

●	High pilot turnover at the beginning of 2023 that lead to:

○	an approximate 118% increase in pilot wages from 2022 to 2023 to reduce that turnover, reflected in higher payments to Cirrus.

○	increased time when pilots were not available to fly our aircraft due to several months of required onboarding pilot training, increasing our training costs as well as our costs for subcharters to cover these flight hours, which we expect to normalize going forward with the reduced turnover.

●	Relatively lower per hour pricing for jet cards that we offered from 2021 through June of 2022 to drive customer growth. As of June 2023, we had raised our jet card pricing approximately 17% from our initial price point. However, jet card prices remain fixed for the year term of the contract and, as a result, our two lowest pricing points were being recognized in revenues through June 2023.

●	An increase in professional service expenses of $1.4 million in large part due to the expenses of our Business Combination in August 2023. While we would expect our professional services expenses to be somewhat more elevated as a public company, they should be significantly lower than $1.4 million on a going forward basis.

We are cautiously optimistic that CharterGPT and ongoing improvement in its AI-powered features will continue to drive growth in our charter revenues and will drive higher broker productivity going forward. Furthermore, at the end of 2023 and beginning of 2024, we launched DynoFlight and Reroute AI, respectively, as part of the Jet.AI Operator Platform. We believe Reroute AI will generate increased revenue for the Company by driving charter demand for repurposed empty flight legs with little incremental operational costs. We also believe that, once the DynoFlight API has been integrated with FL3XX, a web and app-based aviation management platform, and future customers, it will generate monthly and usage-based revenues with modest operating costs limited to server administration and maintenance of the code base. Furthermore, the Company executed a non-binding letter of intent to acquire five new Challenger 3500 aircraft from Bombardier, consisting of three prospective firm orders and two options. Subject to securing debt financing and the development of a plan with Cirrus for these aircraft, the Company would then pre-sell fractional or whole interests in these aircraft.

Revenues

Revenues for 2023 totaled $12.2 million, a $9.7 million decrease from 2022’s revenues of $21.9 million primarily related to $17.2 million in aircraft sale proceeds in 2022 from the successful fractionalization of the Company’s last HondaJets.

The following table sets forth a breakout of revenue components by subcategory for the year ended December 31, 2023 and 2022.

	Year Ended
	December 31,
	2023	2022

Software App and Cirrus Charter	$7,125,230	$2,004,807
Jet Card and Fractional Programs	2,847,533	2,257,736
Management and Other Services	2,241,793	400,185
Fractional/Whole Aircraft Sales	-	17,200,000
	$12,214,556	$21,862,728

Software App revenue is the gross amount of charters booked through our app CharterGPT and Cirrus Charter revenue reflects the gross amount of charters on our aircraft booked by Cirrus. Software App revenue was 3.9 million in 2023, compared to 1.0 million in 2022. Cirrus Charter revenue was 3.2 million in 2023, compared to approximately 961,000 in 2022. The increase in Software App and Cirrus Charter revenue reflects primarily a greater number of aircraft operated in 2023 compared to 2022 as well as increased booking through the CharterGPT app. We took delivery of 1 HondaJet in November 2021 and the remaining 2 HondaJets in the third quarter of 2022. We also added a CJ4 aircraft owned by a customer and managed by us to our available fleet of aircraft for charter booking in early 2023.

Under our jet card program we charge an hourly rate for flight time. Under our fractional program we charge a monthly fee and and hourly fees based on usage. In both case, prepaid flight hours and usage fees are recognized as revenue as the flight hours are used or forfeited and monthly fees are recognized monthly. Deferred revenue at the end of each period reflects prepaid flight hours for which the related travel had not yet occurred. We also record revenue for additional charges, representing primarily charges for cost reimbursements such as a fuel component adjustment to adjust for changes in fuel prices relative to the jet card and fractional contracts’ base fuel price and reimbursement of federal excise taxes. All of these revenues are reflected as Jet Card and Fractional Program revenues. The increase in revenue from Jet Card and Fractional Programs of approximately $590,000 in 2023 compared to 2022 is due to the increase in the number of the Company’s aircraft and a greater number of Jet Card members.

The following table details the flight hours sold and flown or forfeited, as well as the associated deferred revenues and recognized revenues, respectively, and additional charges for the year ended December 31, 2023 and 2022:

	For the year ended December 31,
	2023	2022
Deferred revenue at the beginning of the year (1)	$933,361	436,331
Prepaid flight hours sold
Amount	$3,045,769	2,322,950
Total Flight Hours	534	439

Prepaid flight hours flown
Amount	$2,456,354	1,837,720
Total flight hours	436	350

Additional charges	$391,179	420,016
Total flight hour revenue	$2,847,533	2,257,736

Deferred revenue at the end of the year (2)	$1,779,794	933,361

(1)	Deferred revenue at December 31, 2022 and 2021 also includes $11,800 and $0, respectively, with respect to customer prepayments associated with software app transactions.
(2)	Deferred revenue at December 31, 2023 and 2022 also includes $268,818 and $11,800, respectively, with respect to customer prepayments associated with software app transactions.

Management and Other Services revenue reflects monthly fees and other expenses from our management of a customer’s CJ4 as well as approximately $220,000 in 2022 from brokerage commissions from an aircraft sale. We began managing the CJ4 in mid-December of 2022.

Cost of revenues

Our cost of revenue is generally comprised of payments to Cirrus for the maintenance and management of our fleet of aircraft, including the CJ4, commissions to Cirrus for their arranging for charters on our aircraft, aircraft lease expense, federal excise tax relating to jet card and third-party charters, and payments to third-party aircraft operators for their aircraft chartered through our App, as well as the cost of our subcharters for covering jet card flights when our aircraft were unavailable. The management of our aircraft by Cirrus covers all our aircraft regardless of whether the aircraft are used for program flight hours or charter flights and includes expenses such as fuel, pilot wages and training costs, aircraft insurance, maintenance and other flight operational expenses.

As a result of primarily of our increased fleet, the increase in jet card hours flown and additional costs resulting from pilot turn over discussed above, as well as the startup costs relating to the introduction of the CJ4 to our fleet, costs related to the operation of our aircraft and payments to Cirrus for their management increased $3.4 million from $2.0 million in 2022 to $5.4 million in 2023 and aircraft lease payments increased $337,000 from $855,000 in 2022 to $1.2 million in 2023. The Company also incurred third-party charter costs of approximately $5.4 million in 2023, a $4.0 million increase over 2022 reflecting primarily lack of availability of our aircraft due to pilot turnover and increased training time, combined with increased charter activity. Merchant fees and federal excise tax relating to charter flights of $304,000 in 2023 were a $48,000 increase over in 2022.

In total, it cost $12.4 million to operate our aircraft in 2023, compared to $4.4 million to operate fewer aircraft on average in 2022. We also incurred $15.2 million in 2022 cost of revenue directly associated with our fractional and whole aircrafts sales.

Gross (loss) profit

As a result of the foregoing, the Company had a gross loss of approximately $179,000 for 2023, compared to a gross profit of approximately $2.1 million for 2022. The 2022 results were positively affected by the fractionalization of the Company’s HondaJets. Excluding the profit from these fractionalizations, gross profit for 2022 would have been approximately $216,000, with the decline primarily due to increased pilot wages and training, offset by increased flight activity.

Total Operating Expenses

In 2023, the Company’s operating expenses increased by approximately $2.4 million over the prior year due to an approximate $2.5 million increase in general and administrative expenses. Excluding non-cash stock-based compensation of $6.6 million and $6.5 million in 2023 and 2022, respectively, general and administrative expenses rose by approximately $2.2 million, primarily due to an increase in professional service expenses of $1.4 million in large part due to the expenses of our Business Combination. In addition our insurance expenses increased $58,000 over the 2022 amount of $31,000 due to the significantly higher premiums for D&O insurance as a public company.

The Company’s sales and marketing expenses increased by about $147,000 to approximately $574,000 in 2023 from approximately $427,000 in 2022, due to slightly increased marketing spend to promote the Company and its programs.

Research and development expenses increased by approximately $24,000 in 2023 over 2022 due to the development and continuing refinement of CharterGPT and our Jet.AI Operator Platform of software products.

Operating Loss

As a result of all of the above, in 2023 the Company recognized an operating loss of approximately $12.5 million, which was an increase in loss of approximately $4.8 million over 2022. $2.1 million of this decrease is directly attributable to gross profit from fractionalization of our HondaJets in 2022 that did not recur in 2023. The remainder of the decrease, excluding non-cash compensation expenses, resulted from increased pilot wages and costs, increased subcharters, increased professional services expense from the Business Combination and higher D&O insurance costs.

Other Expense (Income)

During 2023, the Company recognized approximately $104,000 in other expense due primarily due to interest expense 2023 related to the Company’s Bridge Agreement as defined and discussed below.

Net Loss to Common Stockholders

After deducting cumulative preferred stock dividends of approximately $47,000 in 2023, which have been accruing since the August 2023 issuance date of the Series A and Series A-1 Preferred Stock, net loss to common stockholders increased by $4.9 million.

Liquidity and Capital Resources

Overview

As of December 31, 2023, the Company’s cash and equivalents were approximately $2.1 million, including approximately $500,000 of restricted cash under its aircraft leasing arrangements described below. As of December 31, 2023, current liabilities exceeded current assets by $3.8 million, of which $1.8 million in liabilities represents deferred revenue that would be recorded as revenue once the flight hours are flown or forfeited.

Subsequent to December 31, 2023 and through March 31, 2024, the Company raised (1) approximately $1,110,000 in funds from the issuance of 1,500,000 shares of common stock under the Share Purchase Agreement discussed below, (2) approximately $742,000 from Jet.AI Warrant exercises and (3) approximately $1.5 million in gross proceeds from the Ionic Transaction discussed below. Collectively, these actions resulted in our receiving an additional $3,352,000 of cash subsequent to December 31, 2023. In addition, in March 2024, the Company fully repaid approximately $683,000 of amounts due under the Bridge Agreement described below.

The Company also incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in its accumulated deficit of $39.4 million as of December 31, 2023. While we expect to drive revenue and operating profit growth from aircraft acquisitions, higher average hourly pricing of jet cards, increased charter activity through CharterGPT and Reroute AI and SaaS revenues from DynoFlight, we expect to continue to incur operating losses to a greater or lesser extent for at least the next 12 months, depending on the timing and success of these initiatives. To bridge the gap, we intend to rely on funds available from share issuances under the Share Purchase Agreement and amounts received upon an exercise of the Ionic Warrant (as defined below), if any, to meet our funding obligations. Additional funding under the Share Purchase Agreement may be limited contractually and the Ionic Warrant may not be exercised by the holder. Furthermore, issuances of additional shares of common stock under the Share Purchase Agreement or upon conversion of the Series B Preferred Stock outstanding and underlying the Ionic Warrant may negatively impact the Company’s stock price and ability to raise additional funds. We will likely require additional capital resources to grow our business. In the absence of external financing the Company is prepared to cut its cash utilization by ceasing marketing and customer acquisition, suspending software development, streamlining operations, and servicing only existing customers. Such a reduction would allow the Company to continue to operate for a year or more by management’s estimate. During that time the Company would plan to arrange new financing and to then resume expansion.

Ionic Transaction

General

On March 28, 2024, Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) and a number of other transaction documents described below for a private placement with Ionic Ventures, LLC (the “Investor”), which closed on March 29, 2024 (the “Closing Date”), which we collectively refer to as the “Ionic Transaction”.

Pursuant to the Securities Purchase Agreement, the Company agreed to issue to the Investor (a) 150 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), which are convertible into shares of the Company’s common stock, (b) a warrant to purchase up to 1,500 shares of Series B Preferred Stock (the “Ionic Warrant”), at an exercise price of $10,000 per share, and (c) 250,000 shares of the Company’s common stock.

The Company received gross proceeds of approximately $1.5 million, not including customary placement fees and reimburse certain payable to Maxim Group LLC as placement agent and other expenses payable by the Company in connection with the Ionic Transaction. This amount excludes the proceeds, if any, from the exercise of the Ionic Warrant. The Company expects to use a portion of the net proceeds received upon execution of the Securities Purchase Agreement to partially redeem its Series A Preferred Shares and, potentially, its Series A-1 Preferred Shares. The Company intends to use the remainder of the net proceeds for working capital, capital expenditures, product development, and other general corporate purposes. The Company has not allocated specific amounts of net proceeds for any of these purposes.

Series B Preferred Stock

On March 28, 2024, we filed a Certificate of Designation of the Series B Convertible Preferred Stock with the Secretary of State of the State of Delaware, which provides for the issuance of up to 5,000 shares of the Company’s Series B Preferred Stock. The Series B Preferred Stock ranks pari passu with the shares of Series A Preferred Stock and Series A-1 Preferred Stock and senior to all other capital stock of the Company.

Each share of Series B Preferred Stock converts into a number of shares of our common stock, subject to certain limitations, including a beneficial ownership limitation of 4.99% (calculated in accordance with the rules promulgated under Section 13(d) of the Securities Exchange Act), which can be adjusted to a beneficial ownership limitation of 9.99% upon 61 days prior written notice by the Investor. Prior to the approval by our stockholders of the issuance of shares of common stock issuable upon exercise of the shares of Series B Preferred Stock in accordance with Nasdaq Stock Market Rules (the “Conversion Approval”), we may not convert shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, the number of shares of common stock to be issued exceeds 19.9% of the total number of shares of common stock outstanding.

Subject to the limitations set forth in the preceding paragraph and provided there is an effective registration statement covering the Investor’s resale of common stock underlying the Series B Preferred Stock, shares of Series B Preferred Stock will automatically convert into shares of common stock on or prior to the tenth trading day after the issuance date of such shares of Series B Preferred Stock. The number of shares of common stock issuable upon conversion of a share of Series B Preferred Stock is calculated by dividing the conversion amount per share of Series B Preferred Stock by the then conversion price. The conversion amount is equal to the stated value of the shares of Series B Preferred Stock, which is $10,000, plus any additional amounts and late charges calculated in accordance with the Certificate of Designations. The conversion price is equal to 90% (or, in the case of a delisting, 80%) of the lowest daily volume weighted average price (“VWAP”) of our common stock over a period beginning on the trading day after we deliver shares of common stock upon such conversion to the Investor and ending on the trading day on which the aggregate dollar trading volume of our common stock exceeds seven times the applicable conversion amount, subject to a five trading day minimum period for such calculation, and subject to certain adjustments.

If certain defined “triggering events” defined in the Certificate of Designations occur, such as a breach of the Ionic Registration Rights Agreement, suspension of trading, or our failure to convert the Series B Preferred Stock into common stock when a conversion right is exercised, then we may be required to redeem the Series B Preferred Stock for cash at 110% of the stated value.

The foregoing description of the Series B Preferred Stock does not purport to be complete and is qualified in its entirety by reference to the Certificate of Designations, a copy of which is filed as Exhibit 3.5 to this report and is incorporated herein by reference.

Other Transaction Documents

The Ionic Warrant exercise price is initially set at $10,000 per share of Series B Preferred Stock of, subject to adjustment for certain events, such as stock split, issuance of additional shares as a dividend or otherwise. If all of the Ionic Warrant was exercised for cash, the Company would receive additional gross proceeds of approximately $15.0 million. The Company cannot predict when or if the Ionic Warrant will be exercised. It is possible that the Ionic Warrant may never be exercised. At any time when the Ionic Warrant is exercisable for less than 1,000 shares of Series B Preferred Stock, the Company has the right to redeem all or a portion of the Ionic Warrant by paying to the Investor in cash $100 per share of Series B Preferred Stock that would otherwise be issuable pursuant to the Ionic Warrant.

The Securities Purchase Agreement contains customary representations and warranties of the Company, on the one hand, and the Investor, on the other hand, and customary conditions to closing. Pursuant to the Securities Purchase Agreement, the Company has agreed to submit to its stockholders a proposal to approve the issuance of shares of common stock issuable upon exercise of the shares of Series B Preferred Stock in accordance with Nasdaq Stock Market Rules at a special meeting of stockholders at the earliest practicable date after the date of the Securities Purchase Agreement, but in no event later than ninety (90) days after the Closing Date. The Company entered into a voting agreement (the “Voting Agreement”) with Michael Winston, the Company’s Interim Chief Executive Officer, and the Sponsor, who together hold approximately 40% of the voting power of the Company as of the date of this report, agreeing to vote in favor of the proposal.

Additionally, on March 29, 2024, the Company entered into a Registration Rights Agreement (the “Ionic Registration Rights Agreement”) with the Investor, which, among other things, provides that the Company will register the resale of the 250,000 shares of common stock and the shares of common stock issuable upon conversion of the Series B Preferred Stock, including the Series B Preferred Stock underlying the Ionic Warrant. The Company is required to prepare and file a registration statement with the SEC no later than 30 days following the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and to use its commercially reasonable efforts to have the registration statement and any amendment declared effective no later than the earlier of the (a) 60th calendar day following such filing (or, if such registration statement is subject to a full review by the SEC, the 100th calendar day after such filing) and (b) 2nd business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that such registration statement will not be reviewed or will not be subject to further review.

The Company has also agreed to, among other things, indemnify the Investor, its members, managers, directors, officers, partners, employees, agents, representatives and persons who control the Investor under the registration statement from certain liabilities and pay all fees and expenses (excluding any underwriting discounts and selling commissions) incident to the Company’s obligations under the Ionic Registration Rights Agreement.

The securities issued pursuant to the Securities Purchase Agreement were not registered under the Securities Act and were offered pursuant to an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated under the Securities Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Copies of the Securities Purchase Agreement, the Voting Agreement, the Ionic Warrant and the Ionic Registration Rights Agreement are filed as Exhibits 10.30, 10.31, 4.5 and 10.32, respectively, to this report. The above summary of such agreements and documents does not purport to be complete and is qualified in its entirety by reference such agreements and is incorporated herein by reference herein.

Share Purchase Agreement

The Company has access to an aggregate of $40 million from the Share Purchase Agreement with GEM less drawdowns of $1,110,000 to date. In consideration for GEM’s services under the Share Purchase Agreement, the Company has agreed to pay GEM a commitment fee equal to $800,000 payable in cash or freely tradable shares of common stock, at the option of the Company. Upon the Company’s issuance of shares in connection with any drawdown purchase made by GEM, the Company is required to pay GEM a portion of such commitment fee in an amount equal to 2% of the amount purchased in such drawdown; provided that the full $800,000 commitment fee shall be paid on or before the first anniversary of the closing of the Business Combination. The Company is obligated to pay the commitment fee regardless of the amount of funds it draws down under the Share Purchase Agreement.

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

On August 10, 2023, the Company issued the GEM Warrant, pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act, granting it the right to purchase up to 6% of the outstanding common stock of the Company on a fully diluted basis as of the date of listing. The GEM Warrant has a term of three years. The exercise price of the GEM Warrant, as of December 31, 2024, was $8.40 per share; provided, that, if the average closing price of Jet.AI’s common stock for the 10 trading days following the first anniversary of the date of listing is less than 90% of the then current exercise price of the GEM Warrant, then the exercise price of the GEM Warrant will be adjusted to 110% of our then current trading price. The warrant may be exercised by payment of the per share amount in cash or through a cashless exercise.

The GEM Warrant provides that GEM can elect to limit the exercisability of the GEM Warrant such that it is not exercisable to the extent that, after giving effect to the exercise, GEM and its affiliates, to the Company’s actual knowledge, would beneficially own in excess of 4.99% of Jet.AI’s common stock outstanding immediately after giving effect to such exercise. GEM has made this election, which makes funds available under the Share Purchase Agreement in excess of this 4.99% ownership limit up to the 9.99% ownership restriction in the Share Purchase Agreement. GEM may revoke this election by providing written notice, which revocation will not be effective until the sixty-first (61st) day thereafter.

Meteora Transactions

On August 6, 2023, we entered into a Forward Purchase Agreement with Meteora for OTC Equity Prepaid Forward Transactions. The purpose of our entering into this agreement and these transactions was to provide a mechanism whereby Meteora would purchase, and waive their redemption rights with respect to, a sufficient number of Oxbridge Class A ordinary shares to enable Oxbridge to have at least $5,000,000 of net tangible assets, a non-waivable condition to the Closing of the Business Combination and to provide the Company with cash to meet a portion of the transaction costs associated with the Business Combination.

Pursuant to the terms of the Forward Purchase Agreement, Meteora intended, but was not obligated to, purchase up to 1,186,952 (the “Purchased Amount”) of Oxbridge’s Class A ordinary shares concurrently with the Closing. The shares initially purchased by Meteora consisted of 663,556 Recycled Shares it purchased from third parties through a broker in open market transactions and 247,000 Additional Shares it purchased directly from us in a private placement, pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act, for a per share price of $10.00 pursuant to an FPA Funding Amount PIPE Subscription Agreement. Of these Recycled Shares, 50,000 Recycled Shares represented Share Consideration to Meteora under the Forward Purchase Agreement and are not subject to the terms of the Forward Purchase Agreement, meaning that Meteora is free to sell such shares and retain all proceeds therefrom. Netting out the Share Consideration, the total “Number of Shares” initially subject to the terms of the Forward Purchase Agreement was 861,312. Following the Closing of the Business Combination, we paid to Meteora $6,805,651 representing amounts payable by us to Meteora under the Forward Purchase Agreement, net of the aggregate purchase price of the total number of Additional Shares issued to Meteora under the FPA Funding Amount PIPE Subscription Agreement; and Meteora paid us ½ of the Prepayment Shortfall, or $625,000.

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

The Forward Purchase Agreement, as amended, provides for a cash settlement following the Valuation Date, at which time Meteora is obligated to pay us an amount equal to the “Number of Shares” subject to the Forward Purchase Agreement (provided such Shares are registered for resale or freely transferrable pursuant to an exemption from registration) multiplied by a per share price reflecting the Company’s volume weighted average trading price over a number of days following the Valuation Date, subject to alternate calculations in certain circumstances and Meteora’s option to early terminate the Forward Purchase Agreement.

Pursuant to the terms of the Forward Purchase Agreement, in December 2023, Meteora sent OET Notices (as defined below) to the Company informing the Company that it had elected to terminate the transaction with respect to all outstanding shares and paid the Company an aggregate $921,945. As a result of the foregoing transactions, the net proceeds received by the Company from the issuance of additional common stock pursuant to the Forward Purchase Agreement and the FPA Funding Amount PIPE Subscription Agreement are $1,221,945 and the facility was terminated.

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

The Forward Purchase Agreement provides for a prepayment shortfall in an amount in U.S. dollars equal to $1,175,000 (the “Prepayment Shortfall”); provided that Meteora pays $625,000 of the Prepayment Shortfall to us on the Prepayment Date (which amount is netted from the Prepayment Amount) (the “Initial Shortfall”) and, at our request, $250,000 of the Prepayment Shortfall (the “Future Shortfall”) and $300,000 of the Prepayment Shortfall (the “Second Future Shortfall”). As of the date of this report, the entire Prepayment Shortfall has been paid to us.

Meteora in its sole discretion can sell Recycled Shares at any time following the Trade Date and at any sales price, without payment by Meteora of any Early Termination Obligation until such time as the proceeds from such sales equals 100% of the Initial Shortfall and 100% of the Future Shortfall actually paid to the Company (as set forth under Shortfall Sales in the Forward Purchase Agreement) (such sales, “Shortfall Sales,” and such Shares, “Shortfall Sale Shares”). Meteora provided notice to the Company with respect to a Shortfall Sale of 233,724 designated Shortfall Sale Shares with respect to 100% of the Prepayment Shortfall. A sale of Shares is only (a) a “Shortfall Sale,” subject to the terms and conditions of the Forward Purchase Agreement applicable to Shortfall Sale Shares, when a Shortfall Sale Notice is delivered under the Forward Purchase Agreement, and (b) an Optional Early Termination, subject to the terms and conditions of the Forward Purchase Agreement applicable to Terminated Shares, when an OET Notice is delivered under the Forward Purchase Agreement, in each case the delivery of such notice in the sole discretion of Meteora (as further described in the “Optional Early Termination” and “Shortfall Sales” sections in the Forward Purchase Agreement).

The Forward Purchase Agreement provides that the Company will pay to Meteora an aggregate cash amount (the “Prepayment Amount”) equal to (x) the product of (i) the Number of Shares and (ii) the redemption price per share as defined in Article 49.5 of Oxbridge’s Amended and Restated Memorandum and Articles of Association, effective as of August 11, 2021, as amended from time to time (the “Initial Price”), less (y) the Prepayment Shortfall.

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

Copies of the form of Forward Purchase Agreement and each amendment thereto are filed as Exhibit 10.15, 10.24 and 10.27, respectively, to this report, and the foregoing description of the Forward Purchase Agreement, as amended, is qualified in its entirety by reference to the Forward Purchase Agreement and its amendments and they are incorporated herein by reference.

FPA Funding Amount PIPE Subscription Agreement

On August 6, 2023, Oxbridge entered into a FPA Funding Amount PIPE Subscription Agreement with Meteora providing for the terms and conditions under which Meteora would purchase Additional Shares, covered by the Forward Purchase Agreement, directly from the Company in a private placement, pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.

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

A copy of the FPA Funding Amount PIPE Subscription Agreement is filed as Exhibit 10.16 to this report, and the foregoing description of the FPA Funding Amount PIPE Subscription Agreement is qualified in its entirety by reference thereto and is incorporated herein by reference.

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

Given Mr. Winston’s dual role as a participant in the negotiations with third parties and his participation in the bridge financing itself, for avoidance of doubt, he waived any right to receive accrued interest on the principal amount of his Note, as well as any redemption premium or any increase in the principal amount of his Note in connection with an event of default (the “Waiver”). The Company’s Audit Committee pursuant to its Certificate of Incorporation, and the full Board, including a majority of disinterested directors, unanimously approved the Agreement, in each case finding that the Agreement was in the best interests of the Company and its stockholders.

As of December 31, 2023, the Bridge Agreement provided for the issuance of Notes, in an aggregate principal amount of $625,000, reflecting a 20% original issue discount. The Notes bore interest at 5% per annum and matured on March 11, 2024. The Company was required to redeem the Notes with 100% of the proceeds of any equity or debt financing at a redemption premium of 110% of the principal amount of the Notes. In March, the Company fully repaid the Bridge Agreement in the amount of approximately $683,000, representing principal, redemption premium and interest.

A copy of the Bridge Agreement and the Waiver are filed as Exhibits 10.25 and 10.26, respectively, to this report.

Other Equity Issuances and Settlement Arrangements

Maxim Payment and Settlement Agreement

On August 10, 2023, the Company entered into a settlement agreement (“Maxim Settlement Agreement”) with Maxim Group LLC, the underwriter for the Company’s initial public offering (“Maxim”). Pursuant to the Maxim Settlement Agreement, the Company issued to Maxim Partners in a private placement pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act, (a) 270,000 shares of common stock to Maxim Partners to settle the payment obligations of the Company under the underwriting agreement dated on or about August 11, 2021, by and between the Company and Maxim and (b) 1,127 Series A Preferred Shares to Maxim Partners in an amount equal in value to $1,127,000. The Series A Preferred Shares accrue interest at the rate of 8% per annum (which increases to 18% if the Company fails to meet certain obligations under the terms thereof), payable quarterly and, at the Company’s option, in shares of common stock. The Series A Preferred Shares are convertible into 112,700 shares of common stock. The Company also issued 115,000 shares of common stock to Maxim Partners on August 16, 2021, in a private placement exempt from registration under Section 4(a)(2) of the Securities Act, to meet a payment obligation under the underwriting agreement in connection with Oxbridge’s IPO, representing a value of $9.00 per share reflecting an allocation of the $10.00 per Unit IPO price. The above issued and issuable shares of common stock shares are subject to a registration rights agreement.

The Company may, subject to certain conditions, redeem the outstanding Series A Preferred Shares in cash at the $1,000 original issue price, subject to adjustment, plus accrued and unpaid dividends. The Company is required to redeem all the outstanding Series A Preferred Shares on August 10, 2024, which will be automatically extended by an additional three (3) month period if the Company has not as of such date closed upon one or more equity financings that, in total, result in gross proceeds to the Company of $10.0 million or greater. If the Company raises equity capital, 15% of the net proceeds will be used to redeem the Series A Preferred Shares if requested by the holder.

The foregoing description of the Maxim Settlement Agreement and registration rights agreement is qualified in its entirety by the full text of such agreements, copies of which are filed as Exhibit 10.20 and Exhibit 10.21, respectively, to this report. The terms of the Series A Convertible Preferred Stock are set forth in the Designation of the Series A Convertible Preferred Stock filed as Exhibit 3.2 to this report and is incorporated herein by reference.

Sponsor Settlement Agreement

On August 10, 2023, the Company entered into settlement agreement (“Sponsor Settlement Agreement”) with with OAC Sponsor Ltd., a Cayman Islands exempted company (the “Sponsor”), the sponsor of Oxbridge. Pursuant to the Sponsor Settlement Agreement, the Company issued, in a private placement exempt from registration under Section 4(a)(2) of the Securities Act, 575 Series A-1 Preferred Shares to settle the payment obligations of the Company under a promissory note in the principal amount of $575,000 dated November 14, 2022 in favor of Sponsor. The Series A-1 Preferred Shares accrue interest at the rate of 5% per annum (which increases to 18% if the Company fails to meet certain obligations under the terms thereof), payable quarterly in cash. The Series A-1 Preferred Shares are convertible into 57,500 shares of common stock. The shares of common stock issuable upon conversion of the Series A-1 Preferred Shares are subject to a registration rights agreement between the Company and Sponsor.

The Company may, subject to certain conditions, redeem the outstanding Series A-1 Preferred Shares in cash at the $1,000 original issue price, subject to adjustment, plus accrued and unpaid dividends. The Company is required to redeem all the outstanding Series A-1 Preferred Shares on August 10, 2024, automatically extended by an additional three (3) month period if the Company has not as of such date closed upon one or more equity financings that, in total, result in gross proceeds to the Company of $10.0 million or greater. If the Company raises equity capital, 15% of the net proceeds will be used to redeem the Series A-1 Preferred Shares if requested by the holder.

The foregoing description of the Sponsor Settlement Agreement and registration rights agreement is qualified in its entirety by the full text of such agreements, copies of which are filed as Exhibit 10.22 and Exhibit 10.23, respectively, to this report. The terms of the Series A-1 Convertible Preferred Stock are set forth in the Designation of the Series A-1 Convertible Preferred Stock filed as Exhibit 3.3 to this report and is incorporated herein by reference.

Warrants

On various dates at the end of December 2023 and through early 2024, we entered a number of separate warrant exchange agreements with various unaffiliated third-party warrant holders with respect to warrants to purchase an aggregate of 1,486,217 shares of our common stock (the “Exchanged Warrants”). Pursuant to these warrant exchange agreements, the Company issued an aggregate of 1,486,217 shares of common stock to those warrant holders in exchange for the surrender and cancellation of the Exchanged Warrants, in reliance upon the exemption from the registration requirements under Section 3(a)(9) under the Securities Act of 1933, as amended.

A copy of the form of warrant exchange agreement is filed as Exhibit 10.28 to this report. The above summary of the warrant exchange agreement does not purport to be complete and is qualified in its entirety by reference thereto and is incorporated herein by reference herein.

In December 2023 and January 2024, holders of an aggregate of 154,563 JTAIW warrants were exercised for an equal number of shares of our common stock, generating net proceeds to us of $1,777,475.

Additional sales and resales of our common stock may hinder our ability to raise capital

Our ability to raise additional capital through the sale of equity or convertible debt securities could be significantly impacted by the resale of shares of common stock by selling stockholders, which could result in a significant decline in the trading price of our common stock and potentially hinder our ability to raise capital at terms that are acceptable to us or at all. In addition, debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, or substantially reduce our operations. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in “Item 1A – Risk Factors” included in this report.

Cash Flows

As of December 31, 2023, the Company’s cash and equivalents were approximately $2.1 million, including approximately $500,000 of restricted cash under its aircraft leasing arrangements described below.

The following table summarizes our cash flows for year ended December 31, 2023 and 2022:

	For the year ended December 31,
	2023	2022
Net cash used in operating activities	$(3,783,473)	$(96,042)
Net cash (used in) provided by investing activities	(190,998)	$290,488
Net cash provided by financing activities	4,547,623	$689,451
Increase in cash and cash equivalents	$573,152	$883,897

Cash Flow from Operating Activities

The increase in net cash used in operating activities for 2023 was primarily driven by increase in operating loss discussed above.

Cash Flow from Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was $190,998, primarily relating to the Company’s investment in 380 Software LLC, a 50/50 joint venture subsidiary with Great Western Air LLC dba Cirrus Aviation Services as well as the purchase of the Jet.AI domain name. This is compared to net cash provided by investing activities in 2022 of $290,488 driven by an increase in aircraft deposit rebates.

Cash Flow from Financing Activities

Net cash provided by financing activities of $4.5 million for the year ended December 31, 2023, was primarily driven by net offering proceeds (net of offering costs from the Company’s Regulation A offering) of $2.4 million. These net offering proceeds reflect (1) approximately $1.2 million in proceeds from the Forward Purchase Agreement and (2) approximately $1.2 million of net proceeds from the latter part of the Company’s Regulation A offering of non-voting common stock which terminated in January 2023. From June 2021 to January 2023, the Company conducted an offering under Regulation A and issued 8,767,126 shares, or approximately 271,000 shares of common stock and 432,000 Merger Consideration Warrants following the Business Combination, and representing approximately $6.6 million in gross proceeds. In addition, in 2023 the Company raised $500,000 under its Bridge Agreement, approximately $1.0 million from the exercise of warrants and approximately $621,000 of proceeds from the Business Combination.

Aircraft Financing Arrangements

In November 2021 and April 2022, the Company entered into two separate five-year leasing arrangements for the acquisition of two of its HondaJet Elite aircraft. At any time during their term, the Company has the option to purchase either aircraft from the lessor at the aircraft’s fair market value at that time. The leasing arrangements also require the Company to hold a combined liquidity reserve of $500,000 in a separate bank account pledged as security to the lessor, which the Company records as restricted cash on its balance sheet, as well as a maintenance reserve of approximately $690,000 for each leased aircraft, which is held by the lessor in the event the lessor determines that the relevant aircraft is not being maintained in accordance with the lease requirements or to prevent deterioration of the aircraft. Events of default under the leasing arrangements include, among other things, failure to make the monthly payments (with a 10-day cure period), default on other indebtedness, breaches of covenants related to insurance and maintenance requirements, change of control or merger, insolvency and a material adverse change in the Company’s business, operations or financial condition. Please see Note 5 to the Company’s financial statements for the year ended December 31, 2023 for a further description of these leasing arrangements.

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

Critical Accounting Estimates

Going Concern and Management Plans

The Company has limited operating history and has incurred losses from operations since its inception. These matters raise concern about the Company’s ability to continue as a going concern.

The Company began ramping up its revenue-generating activities during the second half of the year ended December 31, 2021 and continuing into 2022 and 2023. During the next twelve months, the Company intends to fund its operations with funds from its operations, and drawdowns under the Share Purchase Agreement, as well as proceeds from other financing arrangements. The Company also has the ability to reduce cash burn to preserve capital. There are no assurances, however, that management will be able to raise capital on terms acceptable to the Company. If the Company is unable to obtain sufficient amounts of additional capital, the Company may be required to reduce the near-term scope of its planned development and operations, which could delay implementation of the Company’s business plan and harm its business, financial condition and operating results. The consolidated balance sheets do not include any adjustments that might result from these uncertainties.

Basis of Presentation for the Business Combination

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the fair value of options granted. Although considerable variability is likely to be inherent in these estimates, management believes that the amounts provided are reasonable. These estimates are continually reviewed and adjusted if necessary. Such adjustment is reflected in current operations.

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

Revenue is derived from a variety of sources including, but not limited to, (i) fractional/whole aircraft sales, (ii) fractional ownership and jet card programs, (iii) ad hoc charter through the Jet Token App (replaced by CharterGPT) and (iv) aircraft management.

Under the fractional ownership program, a customer purchases an ownership share in a jet which guarantees the customer access to the jet for a preset number of hours per year. The fractional ownership program consists of a down payment, one or more progress payments, a payment on delivery, a monthly management fee and an occupied hourly fee based on usage. Revenues from the sale of fractional or whole interests in an aircraft are recognized at the time title to the aircraft is transferred to the purchasers, which generally occurs upon delivery or ownership transfer.

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

The Company also generates revenues from individual ad hoc charter bookings processed through the Company’s booking app, whereby the Company will source, negotiate, and arrange travel on a charter basis for a customer based on pre-selected options and pricing provided by the Company to the customer through the app. In addition, Cirrus markets charter on the Company’s aircraft for the Company’s benefit. Deferred revenue with respect to bookings through the app was $268,818 as of December 31, 2023.

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

Cost of Sales

The cost of sales expenses includes costs incurred in providing air transportation services, such as chartering third-party aircraft, aircraft lease expenses, pilot training and wages, aircraft fuel, aircraft maintenance, and other aircraft operating expenses.

1.	Chartering Third-Party Aircraft: The cost of chartering third-party aircraft is recorded as a part of the cost of sales expense. These expenses include the fees paid to third-party operators for providing aircraft services on behalf of the company. Expenses are recognized in the income statement in the period when the service is rendered and are reported on an accrual basis.

2.	Aircraft Lease Expenses: Aircraft lease expenses include the cost of leasing aircraft for the company’s operations. The lease expenses are recognized as an operating expense in the income statement over the lease term on a straight-line basis.

3.	Pilot Training and Wages: Pilot training costs are expensed as incurred and are included in the cost of sales expenses. This encompasses expenses related to initial pilot training, recurrent training, and any additional required training programs. Pilot wages, including salaries, bonuses, and benefits, are also recognized as a part of the cost of sales expenses and are reported on an accrual basis.

4.	Aircraft Fuel: The cost of aircraft fuel is recognized as an expense in the cost of sales category based on the actual consumption during flight operations. Fuel costs are recorded in the income statement in the period when the fuel is consumed and are reported on an accrual basis.

5.	Aircraft Maintenance: Aircraft maintenance expenses include both routine and non-routine maintenance. Routine maintenance costs are expensed as incurred and are recorded as a part of the cost of sales expense. Non-routine maintenance expenses, such as major repairs and overhauls, are capitalized and amortized over their expected useful life. The amortization expense is included in the cost of sales expense and is recognized in the income statement on a straight-line basis over the asset’s useful life.

6.	Other Aircraft Operating Expenses: Other aircraft operating expenses include costs such as insurance, landing fees, navigation charges, and catering services. These expenses are recognized in the income statement as a part of the cost of sales expenses in the period when they are incurred and are reported on an accrual basis.

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

Item 7A Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 229.10(f)(1).

Item 8 Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on Page 55.

Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Interim Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our Interim Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the periods covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, under the supervision of our Audit Committee. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended on December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B Other Information

See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Overview – Ionic Transaction,” which is incorporated herein by reference.

Item 9C Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10 Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Item 11 Executive Compensation

The information required by this Item is incorporated by reference from the Proxy Statement.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Proxy Statement.

Item 13 Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the Proxy Statement.

Item 14 Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the Proxy Statement.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	See Index to Consolidated Financial Statements on Page 55 and Exhibit Index below.

(b)	See Exhibit Index below.

(c)	Not applicable.

Exhibit Index

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report.

Exhibit Number	Description
2.1	Business Combination Agreement and Plan of Reorganization, dated as of February 24, 2023, by and among Oxbridge, First Merger Sub, Second Merger Sub and Jet Token (incorporated by reference to Exhibit 2.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
2.2	Amendment No. 1 to Business Combination Agreement and Plan of Reorganization, dated May 11, 2023, by and among Oxbridge, First Merger Sub, Second Merger Sub and Jet Token (incorporated by reference to Exhibit 2.2 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.1	Certificate of Incorporation of Jet.AI Inc., dated August 10, 2023 (incorporated by reference to Exhibit 3.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.2	Certificate of Designation of the Series A Convertible Preferred Stock of Jet.AI Inc., dated August 10, 2023. (incorporated by reference to Exhibit 3.2 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.3	Certificate of Designation of the Series A-1 Convertible Preferred Stock of Jet.AI Inc., dated August 10, 2023 (incorporated by reference to Exhibit 3.3 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.4	Bylaws of Jet.AI Inc. (incorporated by reference to Exhibit 3.4 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.5	Certificate of Designations of Series B Convertible Preferred Stock of Jet.AI Inc.
4.1	Warrant Agreement, dated August 11, 2021, by and between Oxbridge Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of Oxbridge Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 17, 2021).
4.2	Merger Consideration Warrant Agreement, dated August 10, 2023, by and between Jet.AI and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
4.3	Warrant by and between Jet. AI Inc. and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 (File. No. 333-274432) of Jet.AI Inc. filed with the SEC on September 8, 2023).
4.4	Warrant Agreement Amendment by and between Jet.AI Inc. and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A (File No. 333-274432) of Jet.AI Inc. filed with the SEC on October 27, 2023).
4.5	Warrant by and between Jet.AI Inc. and Ionic Ventures, LLC.
10.1	2023 Jet.AI Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.2**	Employment Offer Letter dated August 8, 2023 between George Murnane and Jet.AI Inc. incorporated by reference to Exhibit 10.12 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.3**	Employment Offer Letter dated August 8, 2023 between Michael Winston and Jet.AI Inc. (incorporated by reference to Exhibit 10.11 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.4 **	Employment Offer Letter dated July 11, 2023 between Patrick McNulty and Jet.AI Inc. (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-274432) of Jet.AI Inc. filed with the SEC on September 8, 2023).
10.5*	Executive Aircraft Management and Charter Services Agreement by and between Great Western Air, LLC and Jet Token Management Inc., dated November 16, 2020 (incorporated by reference to Exhibit 10.4 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-4/A filed with the SEC on June 6, 2023).
10.6*	HondaJet Fleet Purchase Agreement by and between Honda Aircraft Company, LLC and Galilee LLC, dated December 4, 2020 (incorporated by reference to Exhibit 10.5 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-4/A filed with the SEC on June 6, 2023).

10.7	Aircraft Lease (MSN 42000181) by and between Western Finance Company and Galilee 1 SPV LLC, dated November 23, 2021 (incorporated by reference to Exhibit 10.6 of Oxbridge Acquisition Corp.’s Form S-4/A (File No. 333-270848) filed with the SEC on May 11, 2023).
10.8	Share Purchase Agreement by and among Jet Token Inc., GEM Global Yield LLC SCS and GEM Yield Bahamas Limited, dated August 4, 2022 (incorporated by reference to Exhibit 10.7 of Oxbridge Acquisition Corp.’s Form S-4/A (File No. 333-270848) filed with the SEC on May 11, 2023).
10.9	Registration Rights Agreement by and among Jet Token Inc., GEM Global Yield LLC SCS and GEM Yield Bahamas Limited, dated August 4, 2022 (incorporated by reference to Exhibit 10.8 of Oxbridge Acquisition Corp.’s Form S-4/A (File No. 333-270848) filed with the SEC on May 11, 2023).
10.10*	Preferred Charter Agreement by and between Great Western Air, LLC, dba Cirrus Aviation Services, and Jet Token Management Inc., dated August 22, 2022 (incorporated by reference to Exhibit 10.9 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-1/A filed with the SEC on June 6, 2023).
10.11*	Executive Aircraft Management Agreement by and between Jet Token Management Inc. and Brannata LLC, dated October 27, 2022 (incorporated by reference to Exhibit 10.10 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-4/A filed with the SEC on June 6, 2023).
10.12*	Amendment No. 1 to Executive Aircraft Management Agreement by and between Jet Token Management Inc. and Brannata LLC, dated May 10, 2023 (incorporated by reference to Exhibit 10.11 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-4/A filed with the SEC on June 6, 2023).
10.13	Independent Contractor Confidentiality and Ownership of Intellectual Property Agreement by and between Jet Token Inc. and Mihail Gumennii, dated February 22, 2023 (incorporated by reference to Exhibit 10.12 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-4/A filed with the SEC on June 6, 2023).
10.14	Registration Rights Agreement, dated August 11, 2021, by and among Oxbridge Acquisition Corp., OAC Sponsor Ltd. and Maxim Partners LLC (incorporated by reference to Exhibit 10.3 of Oxbridge Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 17, 2021).
10.15	Form of Forward Purchase Agreement, dated August 6, 2023 (incorporated by reference to Exhibit 10.1 of Oxbridge Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 7, 2023).
10.16	Form of FPA Funding Amount PIPE Subscription Agreement, dated August 6, 2023 (incorporated by reference to Exhibit 10.2 of Oxbridge Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 7, 2023).
10.17	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.18	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.19	Letter Agreement dated August 10, 2023 between Oxbridge Acquisition Corp. and OAC Sponsor Ltd. (incorporated by reference to Exhibit 10.5 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.20	Settlement Agreement date August 10, 2023 between Oxbridge Acquisition Corp. and Maxim Group LLC (incorporated by reference to Exhibit 10.6 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.21	Registration Rights Agreement dated August 10, 2023 between Oxbridge Acquisition Corp. and Maxim Group LLC (incorporated by reference to Exhibit 10.7 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.22	Settlement Agreement date August 10, 2023 between Oxbridge Acquisition Corp. and OAC Sponsor Ltd. (incorporated by reference to Exhibit 10.8 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.23	Registration Rights Agreement dated August 10, 2023 between Oxbridge Acquisition Corp. and OAC Sponsor Ltd. (incorporated by reference to Exhibit 10.9 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.24	Forward Purchase Agreement Confirmation Amendment dated as of August 31, 2023 (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on September 1, 2023).
10.25	Bridge Agreement dated September 11, 2023 between Jet.AI Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on September 15, 2023)

10.26	Waiver of certain rights under the Bridge Agreement by Michael Winston (incorporated by reference to Exhibit 10.2 of Jet.AI’s Current Report on Form 8-K filed with the SEC on September 15, 2023)
10.27	Forward Purchase Agreement Confirmation Second Amendment, dated as of October 2, 2023, among Jet.AI Inc. and the other parties named therein (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on October 10, 2023).
10.28	Form of Warrant Exchange Agreement dated as of December 28, 2023 (incorporated by reference to Exhibit 10.28 of Jet.AI’s Current Report on Form 8-K filed with the SEC on January 3, 2024).
10.29	Form of Warrant Exchange Agreement (incorporated by reference to Exhibit 10.29 of Jet.AI’s Current Report on Form 8-K filed with the SEC on January 17, 2024).
10.30	Securities Purchase Agreement dated as of March 28, 2024 and Ionic Ventures, LLC.
10.31	Voting Agreement dated as of March 29, 2024 by and among Jet.AI Inc. and certain stockholders.
10.32	Registration Rights Agreement dated as of March 29, 2024 between Jet.AI Inc. and Ionic Ventures, LLC.
21.1	List of Subsidiaries of Jet.AI Inc. (incorporated by reference to Exhibit 21.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
23.1†	Consent of Hacker Johnson & Smith PA.
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

+	Furnished herewith.
*	As permitted by Regulation S-K, Item 601(b)(10)(iv) of the Securities Exchange Act of 1934, as amended, certain confidential portions of this exhibit have been redacted from the publicly filed document. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request
**	Management contracts.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

JET.AI INC.

	By:	/s/ Mike Winston
	Name:	Mike Winston
	Title:	Executive Chairman and Interim Chief Executive Officer
(Principal Executive Officer)
Date: April 1, 2024

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mike Winston	Executive Chairman and Interim Chief Executive Officer	April 1, 2024
Mike Winston	(Principal Executive Officer)

/s/ George Murnane	Interim Chief Financial Officer and Director	April 1, 2024
George Murnane	(Principal Financial Officer, Principal Accounting Officer)

/s/ William Yankus	Director	April 1, 2024
William Yankus

/s/ Wrendon Timothy	Director	April 1, 2024
Wrendon Timothy

/s/ Lt. Col. Ran David	Director	April 1, 2024
Lt. Col. Ran David

/s/ Donald Jeffrey Woods	Director	April 1, 2024
Donald Jeffrey Woods

/s/ Ehud Talmor	Director	April 1, 2024
Ehud Talmor

57

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Jet.AI Inc.

Las Vegas, Nevada:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Jet.AI Inc. (the “Company”), as of December 31, 2023 and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year then ended and the related notes and the consolidated financial statement schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company as of and for the year ended December 31, 2022, were audited by another auditor whose report dated February 23, 2023, expressed an unqualified opinion on those statements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

To the Stockholders and the Board of Directors

Jet.AI Inc.

Page Two

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ HACKER JOHNSON & SMITH PA

HACKER, JOHNSON & SMITH PA

We have served as the Company’s auditor since 2023.

Tampa, Florida

April 1, 2024

Jet.AI Explanatory Note: Set forth below is the Audit Report of BF Borgers PCA, dated February 23, 2023, with respect to the financial statements of Jet Token Inc. as of and for the fiscal years ended December 31, 2022 and 2021, prior to the consummation of the Business Combination among Oxbridge Acquisition Corp., certain of its subsidiaries and Jet Token Inc. (the “Business Combination”). The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP, whereby Oxbridge Acquisition Corp. is treated as the acquired company and Jet Token Inc. is treated as the acquirer (the “Reverse Recapitalization”). The consolidated assets, liabilities, and results of operations prior to the Reverse Recapitalization are those of Jet Token Inc. The shares and corresponding capital amounts and losses per share, prior to the Reverse Recapitalization, have been retroactively restated in the financial statements of the Company as of and for the years ended December 31, 2023 and 2022, based on shares reflecting the exchange ratio established in the Business Combination.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Jet Token, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Jet Token, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2019 Lakewood, CO

February 23, 2023

JET.AI, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022

Assets
Cash and cash equivalents	$2,100,543	$1,527,391
Accounts receivable	96,539	-
Other current assets	190,071	357,861
Prepaid offering costs	800,000	-
Total current assets	3,187,153	1,885,252

Property and equipment, net	7,604	5,814
Intangible assets, net	73,831	155,009
Right-of-use lease asset	1,572,489	2,081,568
Investment in joint venture	100,000	-
Deposits and other assets	798,111	762,976
Total assets	$5,739,188	$4,890,619

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$1,656,965	$242,933
Accrued liabilities	2,417,115	951,689
Deferred revenue	1,779,794	933,361
Lease liability	510,034	494,979
Note payable, net	321,843	-
Notes payable - related party, net	266,146	-
Total current liabilities	6,951,897	2,622,962

Lease liability, net of current portion	1,021,330	1,531,364
Redeemable preferred stock	1,702,000	-
Total liabilities	9,675,227	4,154,326

Commitments and contingencies (Note 2 and 5)	-	-

Stockholders’ (Deficit) Equity
Preferred Stock, 4,000,000 and 0 shares authorized, par value $0.0001, 1,702 and 0 issued and outstanding, respectively	-	-
Common stock, 55,000,000 shares authorized, par value $0.0001, 9,754,364 and 4,454,665 issued and outstanding, respectively	975	445
Subscription receivable	(6,724)	(15,544)
Additional paid-in capital	35,342,098	27,407,372
Accumulated deficit	(39,272,388)	(26,655,980)
Total stockholders’ (deficit) equity	(3,936,039)	736,293
Total liabilities and stockholders’ (deficit) equity	$5,739,188	$4,890,619

See the accompanying notes to the consolidated financial statements.

JET.AI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2023	2022

Revenues	$12,214,556	$21,862,728

Cost of revenues	12,393,089	19,803,739

Gross (loss) profit	(178,533)	2,058,989

Operating Expenses:
General and administrative (including stock-based compensation of $6,645,891 and $6,492,653, respectively)	11,597,173	9,230,789
Sales and marketing	573,881	426,728
Research and development	160,858	137,278
Total operating expenses	12,331,912	9,794,795

Operating loss	(12,510,445)	(7,735,806)

Other expense (income):
Interest expense	103,615	-
Other income	(116)	(3)
Total other expense (income)	103,499	(3)

Loss before provision for income taxes	(12,613,944)	(7,735,803)

Provision for income taxes	2,464	2,400

Net Loss	$(12,616,408)	$(7,738,203)

Less cumulative preferred stock dividends	46,587	-

Net Loss to common stockholders	$(12,662,995)	$(7,738,203)

Weighted average shares outstanding - basic and diluted	6,326,806	4,409,670
Net loss per share - basic and diluted	$(2.00)	$(1.75)

See the accompanying notes to the consolidated financial statements.

JET.AI, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Subscription	Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Receivable	Capital	Deficit	Equity
Balance at December 31, 2021	4,342,626	$434	$(96,600)	$19,911,412	$(18,917,777)	$897,469
Stock-based compensation	-	-	-	6,492,653	-	6,492,653
Sale of Common Stock for cash	121,323	12	(15,544)	2,919,692	-	2,904,160
Receipt of subscription receivable	-	-	96,600	-	-	96,600
Offering costs	-	-	-	(1,691,386)	-	(1,691,386)
Preferred share redemption	(9,284)	(1)	-	(224,999)	-	(225,000)
Net loss	-	-	-	-	(7,738,203)	(7,738,203)
Balance at December 31, 2022	4,454,665	$445	$(15,544)	$27,407,372	$(26,655,980)	$736,293
Stock-based compensation	148,950	15	-	6,645,876	-	6,645,891
Sale of Common Stock for cash	65,960	7	(86,370)	1,598,623	-	1,512,260
Receipt of subscription receivable	-	-	95,190	-	-	95,190
Offering costs	-	-	-	(437,665)	-	(437,665)
Recapitalization	4,494,789	449	-	(2,128,994)	-	(2,128,545)
Issuance of Common Stock upon exercise of warrants	90,000	9	-	1,034,991	-	1,035,000
Issuance of Common Stock pursuant to Forward Purchase Agreement	500,000	50	-	1,221,895	-	1,221,945
Net loss	-	-	-	-	(12,616,408)	(12,616,408)
Balance at December 31, 2023	9,754,364	$975	$(6,724)	$35,342,098	$(39,272,388)	$(3,936,039)

See the accompanying notes to the consolidated financial statements.

JET.AI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,616,408)	$(7,738,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	135,251	134,383
Amortization of debt discount	87,989	-
Stock-based compensation	6,645,891	6,492,653
Non-cash operating lease costs	509,079	494,468
Changes in operating assets and liabilities:
Accounts receivable	(96,539)	-
Other current assets	167,790	(278,313)
Accounts payable	366,594	(53,268)
Accrued liabilities	665,426	835,576
Deferred revenue	846,433	497,030
Lease liability	(494,979)	(480,368)
Net cash used in operating activities	(3,783,473)	(96,042)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,339)	-
Purchase of intangible assets	(51,524)	-
Investment in joint venture	(100,000)	-
Return of aircraft deposit	-	1,093,600
Deposits and other assets	(35,135)	(803,112)
Net cash (used in) provided by investing activities	(190,998)	290,488

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds - related party advances	-	42,000
Repayments - related party advances	-	(242,196)
Proceeds - notes payable, net of discount	275,000	-
Proceeds - related party notes payable, net of discount	225,000	-
Payments on line of credit	-	(194,727)
Offering costs	(437,665)	(1,691,386)
Exercise of warrants	1,035,000	-
Preferred share redemption	-	(225,000)
Proceeds from sale of Common Stock	2,829,395	3,000,760
Proceeds from business combination	620,893	-
Net cash provided by financing activities	4,547,623	689,451

Increase in cash and cash equivalents	573,152	883,897
Cash and cash equivalents, beginning of year	1,527,391	643,494
Cash and cash equivalents, end of year	$2,100,543	$1,527,391

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$2,464	$2,400

Non cash investing and financing activities:
Subscription receivable from sale of Common Stock	$86,370	$15,544
Operating lease, Right-of-use assets and liabilities	$-	$2,506,711
Increase in accounts payable due to Business Combination	$1,047,438	$-
Increase in redeemable preferred stock due to Business Combination	$1,702,000	$-
Prepaid offering costs	$800,000	$-
Discounts issued with notes payable	$168,750	$-

See the accompanying notes to the consolidated financial statements.

JET.AI, INC.

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

On August 10, 2023 (the “Closing Date”), Oxbridge consummated the business combination transaction (“Business Combination”) pursuant to the Business Combination Agreement and Plan of Reorganization with OXAC Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Oxbridge (“First Merger Sub”), Summerlin Aviation LLC (f/k/a OXAC Merger Sub II, LLC), a Delaware limited liability company and a direct wholly owned subsidiary of Oxbridge (“Second Merger Sub”), and Jet Token, Inc., a Delaware corporation (“Jet Token”). Pursuant to the terms of the Business Combination Agreement, a business combination between Oxbridge and Jet Token was effected through the merger of First Merger Sub and Jet Token, with Jet Token emerging as the surviving company, followed by a merger between Jet Token and Second Merger Sub, with Second Merger Sub emerging as the surviving company as a wholly owned subsidiary of Oxbridge. In connection with the finalization of the Business Combination on August 10, 2023, Oxbridge filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which the Company was domesticated and continues as a Delaware corporation (the “Domestication”) and immediately changed its name to Jet.AI, Inc. (“Jet.AI” or the “Company”). Upon consummation of the Business Combination, the Company has one class of common stock, par value $0.0001 per share, which is listed on Nasdaq under the ticker symbol “JTAI”. The Company’s warrants are listed on Nasdaq under the ticker symbols “JTAIW” and “JTAIZ”, respectively.

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

JET.AI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern and Management Plans

The Company has limited operating history and has incurred losses from operations since Inception. These matters raise concern about the Company’s ability to continue as a going concern.

The Company began ramping up its revenue-generating activities during the second half of the year ended December 31, 2021 and continuing into 2022 and 2023. During the next twelve months, the Company intends to fund its operations with funds from its operations, drawdowns under its GEM share purchase agreement, as well as proceeds from other financing arrangements. The Company also has the ability to reduce cash burn to preserve capital. There are no assurances, however, that management will be able to raise capital on terms acceptable to the Company. If the Company is unable to obtain sufficient amounts of additional capital, the Company may be required to reduce the near-term scope of its planned development and operations, which could delay implementation of the Company’s business plan and harm its business, financial condition and operating results. The consolidated balance sheets do not include any adjustments that might result from these uncertainties.

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

JET.AI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

For the purpose of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Included within cash and cash equivalents is restricted cash of $500,000 at December 31, 2023 and 2022.

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

JET.AI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Current Assets

Other current assets include security deposits, which relate primarily to contractual prepayments to third-parties for future services, prepaid expenses and customer receivables for additional expenses incurred in their charter trips.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. As of December 31, 2023 and 2022, property and equipment consisted entirely of equipment which is being depreciated over a three-year period.

Internal Use Software

The Company incurs software development costs to develop software programs to be used solely to meet its internal needs and cloud-based applications used to deliver its services. In accordance with ASC 350-40, Internal-Use Software, the Company capitalizes development costs related to these software applications once a preliminary project stage is complete, funding has been committed, and it is probable that the project will be completed, and the software will be used to perform the function intended. As of December 31, 2023 and 2022, the Company has capitalized approximately $398,000 of internal software related costs, which is included in intangible assets in the accompanying consolidated balance sheets. The software officially launched on December 31, 2020. Amortization expense for the years ended December 31, 2023 and 2022 was $132,702, and is included in cost of revenues in the accompanying consolidated statements of operations. Accumulated amortization as of December 31, 2023 was $398,101.

Investments in Joint Ventures

In January 2023, the Company formed a 50/50 joint venture subsidiary with Great Western Air LLC dba Cirrus Aviation Services, 380 Software LLC, a Nevada limited liability company. Costs and profits are to be shared equally. The Company accounts for these investments using the equity method whereby the initial investment is recorded at cost and subsequently adjusted by the Company’s share of income or loss from the joint venture. The Company has made investments in the joint venture totaling $100,000 during the year ended December 31, 2023. There is currently no financial activity or material assets to report for this joint venture beyond this initial investment.

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

JET.AI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred revenue is an obligation to transfer services to a customer for which the Company has already received consideration. Upon receipt of a prepayment from a customer for all or a portion of the transaction price, the Company initially recognizes a contract liability. The contract liability is settled, and revenue is recognized when the Company satisfies its performance obligation to the customer at a future date. As of December 31, 2023 and 2022, the Company deferred $1,510,976 and $933,361, respectively, related to prepaid flight hours under the jet card program for which the related travel had not yet occurred.

The Company also generates revenues from individual ad hoc charter bookings processed through the Company’s App, whereby the Company will source, negotiate, and arrange travel on a charter basis for a customer based on pre-selected options and pricing provided by the Company to the customer through the App. In addition, Cirrus markets charter on the Company’s aircraft for the Company’s benefit. Deferred revenue with respect to the App was $268,818 as of December 31, 2023.

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

JET.AI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a breakout of revenue components by subcategory for the years ended December 31, 2023 and 2022.

	For the Year Ended
	December 31,
	2023	2022

Software App and Cirrus Charter	$7,125,230	$2,004,807
Jet Card and Fractional Programs	2,847,533	2,257,736
Management and Other Services	2,241,793	400,185
Fractional/Whole Aircraft Sales	-	17,200,000
	$12,214,556	$21,862,728

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

Aircraft Sales

The Company acquires aircraft from vendors and various other third-party sellers in the private aviation industry. The Company’s classifies the purchase as aircraft inventory on the consolidated balance sheets. Aircraft inventory is valued at the lower of cost or net realizable value. Sales are recorded on a gross basis within revenues and cost of revenue in the consolidated statements of operations. The Company recorded aircraft sales of $0 and $17,200,000 for the years ended December 31, 2023 and 2022, respectively.

JET.AI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cost of Sales

The cost of sales expenses includes costs incurred in providing air transportation services, such as chartering third-party aircraft, aircraft lease expenses, pilot training and wages, aircraft fuel, aircraft maintenance, and other aircraft operating expenses.

1.	Chartering Third-Party Aircraft: The cost of chartering third-party aircraft is recorded as a part of the cost of sales expense. These expenses include the fees paid to third-party operators for providing aircraft services on behalf of the company. Expenses are recognized in the income statement in the period when the service is rendered and are reported on an accrual basis.

2.	Aircraft Lease Expenses: Aircraft lease expenses include the cost of leasing aircraft for the company’s operations. The lease expenses are recognized as an operating expense in the income statement over the lease term on a straight-line basis.

3.	Pilot Training and Wages: Pilot training costs are expensed as incurred and are included in the cost of sales expenses. This encompasses expenses related to initial pilot training, recurrent training, and any additional required training programs. Pilot wages, including salaries, bonuses, and benefits, are also recognized as a part of the cost of sales expenses and are reported on an accrual basis.

4.	Aircraft Fuel: The cost of aircraft fuel is recognized as an expense in the cost of sales category based on the actual consumption during flight operations. Fuel costs are recorded in the income statement in the period when the fuel is consumed and are reported on an accrual basis.

5.	Aircraft Maintenance: Aircraft maintenance expenses include both routine and non-routine maintenance. Routine maintenance costs are expensed as incurred and are recorded as a part of the cost of sales expense. Non-routine maintenance expenses, such as major repairs and overhauls, are capitalized and amortized over their expected useful life. The amortization expense is included in the cost of sales expense and is recognized in the income statement on a straight-line basis over the asset’s useful life.

6.	Other Aircraft Operating Expenses: Other aircraft operating expenses include costs such as insurance, landing fees, navigation charges, and catering services. These expenses are recognized in the income statement as a part of the cost of sales expenses in the period when they are incurred and are reported on an accrual basis.

Advertising Costs

The Company expenses the cost of advertising and promoting the Company’s services as incurred. Such amounts are included in sales and marketing expense in the consolidated statements of operations and totaled $573,881 and $426,728, for the years ended December 31, 2023 and 2022, respectively.

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

JET.AI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position is recognized only if it is “more likely than not” that the position is sustainable upon examination by the relevant taxing authority based on its technical merit. At December 31, 2023, management is not aware of any uncertain tax positions that would have a material impact on the Company’s consolidated financial statements.

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statements of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. For periods in which the Company incurs a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from diluted EPS calculations. For the years ended December 31, 2023 and 2022, there were 3,659,015 and 3,216,408 options, 25,975,001 and 0 warrants, respectively, excluded from the EPS calculation.

Concentration of Credit Risk

The Company maintains its cash with several major financial institutions located in the United States of America which it believes to be creditworthy. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, the Company may maintain balances in excess of the federally insured limits.

Allowance for Credit Losses

The Company recognizes an expected allowance for credit losses with respect to its accounts receivable. In addition, also at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded. This estimate is calculated on a pooled basis where similar risk characteristics exist. Accounts receivable are evaluated individually when they do not share similar risk characteristics which could exist in circumstances where amounts are considered at risk or uncollectible This estimate is adjusted for management’s assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses as the Company’s customers have remained constant since the Company’s inception. The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in income or an offset to credit loss expense in the year of recovery, in accordance with the entity’s accounting policy election. The total amount of write-offs was immaterial to the consolidated financial statements as a whole for the year ending December 31, 2023. No allowance for credit losses was considered necessary at December 31, 2023.

JET.AI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Adopted Accounting Guidance

In June 2016, the FASB issued guidance (FASB ASC 326) which significantly changed how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The most significant change in this standard is a shift from the incurred loss model to the expected loss model. Under the standard, disclosures are required to provide users of the financial statements with useful information in analyzing an entity’s exposure to credit risk and the measurement of credit losses. Financial assets held by the Company that are subject to the guidance in FASB ASC 326 were accounts receivable.

The Company adopted the standard effective January 1, 2023. The impact of the adoption was not considered material to the consolidated financial statements and primarily resulted in new/enhanced disclosures only.

NOTE 3 – OTHER ASSETS

Other assets consisted of the following:

	2023	2022
Deposits	$108,361	$73,226
Lease Maintenance Reserve	689,750	689,750
Total Other Assets	$798,111	$762,976

NOTE 4 – NOTES PAYABLE

Bridge Agreement

On September 11, 2023, the Company entered into a binding term sheet (“Bridge Agreement”) with eight investors whereby the investors purchased from the Company senior secured promissory notes in the aggregate principal amount of $625,000, including $281,250 from related parties. The Bridge Agreement was entered into with, and funding was provided by, Michael Winston, the Executive Chairman of the Board and Interim Chief Executive Officer, Wrendon Timothy, a member of the Board and all three Committees of the Board, William Yankus, a member of the Board and two of its Committees, and Oxbridge RE Holdings Limited, a significant stockholder of the Company for which Mr. Timothy serves as a director and officer, as well as four other investors named in the Bridge Agreement. Given Mr. Winston’s dual role as a participant in the negotiations with third parties and his participation in the bridge financing itself, for avoidance of doubt, he has agreed to waive any right to receive accrued interest on the principal amount of his note as well as any redemption premium or any increase in the principal amount of his note in connection with an event of default, which totals in an aggregate of $20,325 as of December 31, 2023.

The Company received net proceeds of $500,000, resulting in an original issue discount of $112,500. The notes bear interest at five percent (5%) per annum and are due and payable on March 11, 2024 (the “Maturity Date”). The Company will also have the option to prepay the notes with no penalties at any time prior to the Maturity Date. The Company is required to redeem the notes with one hundred percent (100%) of the proceeds of any equity or debt financing, on a pro rata basis, at a redemption premium of one hundred and ten percent (110%) of the principal amount of the notes. The Company anticipates redeeming the notes in full with proceeds expected to be received over the next several months from existing financing arrangements. The Company recognized a debt discount of $181,250 from the notes, of which $90,625 was amortized through December 31, 2023. Interest expense was $103,615 for the year ended December 31, 2023.

JET.AI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

These notes were fully repaid in March 2024.

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

The lease agreement also requires the Company to hold a liquidity reserve of $500,000 in a separate bank account as well as a maintenance reserve of approximately $690,000 for the duration of the lease term. The liquidity reserve is held in a bank account owned by the Company. As such, this is classified as restricted cash and is included in cash and cash equivalents in the accompanying consolidated balance sheets. The maintenance reserve are funds held by the lessor to be used for reasonable maintenance expenses in excess of those covered by the airframe and engine maintenance programs maintained by the Company. These maintenance programs are designed to fully cover the Company’s aircraft’s maintenance costs, both scheduled and unscheduled, and therefore the Company does not expect these funds will be drawn upon. If funds from the maintenance reserve are expended by the lessor, the Company is required to replenish the maintenance reserve account up to the required reserve amount. Any funds remaining at the end of the Lease term will be returned to the Company. The maintenance reserve is included within deposits and other assets in the accompanying consolidated balance sheets. In connection with this leasing arrangement, the Company agreed to pay an arrangement fee of $70,500 to a separate third party.

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

Total lease expense for the years ended December 31, 2023 and 2022 was $1,192,184 and $863,824, respectively, which is included within cost of revenues in the accompanying statement of operations.

JET.AI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Right-of-use lease assets and lease liabilities for our operating lease was recorded in the consolidated balance sheet as follows:

	For the Year Ended
	December 31,
	2023	2022

Operating lease right-of-use asset	$2,576,036	$2,576,036
Accumulated amortization	(1,003,547)	(494,468)
Net balance	$1,572,489	$2,081,568

Lease liability, current portion	$510,034	$494,979
Lease liability, long-term	1,021,330	1,531,364
Total operating lease liabilities	$1,531,364	$2,026,343

As of December 31, 2023, the weighted average remaining lease term was 3.0 years, and the weighted average discount rate was 3%.

As of December 31, 2023, future minimum required lease payments due under the non-cancellable operating lease are as follows:

2024	549,000
2025	549,000
2026	503,250
Total future minimum lease payments	1,601,250
Less imputed interest	(69,886)
Maturities of lease liabilities	$1,531,364

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

In consideration for these services, the Company has agreed to pay GEM a commitment fee equal to $800,000 payable in cash or freely tradable shares of the Company’s common stock, payable on or prior to the first anniversary of the date of listing. Pursuant to the Share Purchase Agreement, the Company issued to GEM a warrant granting it the right to purchase up to 2,179,447 shares of common stock of the Company on a fully diluted basis. The warrant has an exercise price of $8.40 and a term of three years.

The Company has also entered into a Registration Rights Agreement with GEM, obligating the Company to file a registration statement with respect to resales of the shares of common stock issuable to GEM under the Share Purchase Agreement and upon exercise of the warrant. Because such registration statement was not declared effective by October 23, 2023 (the “Effectiveness Deadline”), the Company must pay to GEM an amount equal to $10,000 for each day following the Effectiveness Deadline until the registration statement has been declared effective. The fee payable under the GEM Registration Rights Agreement will not exceed $300,000 if such delay in the declaration of effectiveness of the registration statement is caused by delays in SEC review of the registration statement or the SEC’s refusal to declare the registration statement effective. The Company has accrued $300,000 as of December 31, 2023 with respect to this agreement.

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

JET.AI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

JET.AI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Forward Purchase Agreement, as amended, provides for a cash settlement following the Valuation Date, at which time Seller is obligated to pay the Company an amount equal to the “Number of Shares” subject to the Forward Purchase Agreement (provided such Shares are registered for resale or freely transferrable pursuant to an exemption from registration) multiplied by a per share price reflecting the Company’s volume weighted average trading price over a number of days following the Valuation Date, subject to alternate calculations in certain circumstances and Meteora’s option to early terminate the Forward Purchase Agreement. The Forward Purchase Agreement was determined to be a freestanding equity-linked financial instrument under ASC 480. The FPA does not include an obligation to issue warrants. As such, the FPA shares were classified as equity and net payments made to the company were recorded to additional paid in capital as part of the recapitalization.

Pursuant to the terms of the Forward Purchase Agreement, in December 2023, Meteora sent Optional Early Termination Notices to the Company informing the Company that it had elected to terminate the transaction with respect to all outstanding shares and paid the Company an aggregate $921,945. As a result of the foregoing, the net proceeds received by the Company from the issuance of additional common stock pursuant to the Forward Purchase Agreement and the FPA Funding Amount PIPE Subscription Agreement are $1,221,945 and the facility was terminated.

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

JET.AI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Sponsor Settlement Agreement

On August 10, 2023, the Company entered into a settlement agreement (“Sponsor Settlement Agreement”) with Sponsor. Pursuant to the Sponsor Settlement Agreement, the Company issued 575 shares of the Company’s 5% Series A-1 Cumulative Convertible Preferred Stock (the “Series A-1 Preferred Shares”) to settle the payment obligations of the Company under a promissory note in the principal amount of $575,000 dated November 14, 2022 in favor of Sponsor. The shares of Jet.AI Common Stock issuable upon conversion of the Series A-1 Preferred Shares are subject to mandatory redemption on August 10, 2024, which will be automatically extended by an additional three (3) month period if the Company has not as of such date closed upon one or more equity financings that, in total, result in gross proceeds to the Company of $10.0 million or greater. If the Company raises equity capital, 15% of the net proceeds must be used to redeem the Series A Preferred Shares. Cumulative preferred stock dividends on Series A-1 preferred shares were $46,587 at December 31, 2023.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The Amended and Restated Certificate of Incorporation of the Company dated August 10, 2023 authorized the issuance of 59,000,000 shares, consisting of two classes: 55,000,000 shares of common stock, $0.0001 par value per share, and 4,000,000 shares of preferred stock, $0.0001 par value per share. As of December 31, 2023, there are 1,702 issued and outstanding shares of preferred stock.

Upon the consummation of the Business Combination, 4,523,167 shares of Jet.AI Common Stock and 7,196,375 Merger Consideration Warrants were issued to the Historical Rollover Shareholders in exchange for all outstanding shares of Jet Token Common Stock (including shares of Jet Token Preferred Stock converted in the Conversion). The Company also reserved for issuance up to 3,284,488 shares of Jet.AI Common Stock in respect of Jet.AI Options issued in exchange for outstanding pre-merger Jet Token Options, and 148,950 shares of Jet.AI Common Stock and 237,030 Merger Consideration Warrants in respect of Jet.AI RSU Awards issued in exchange for outstanding pre-merger Jet Token RSU Awards. Each Merger Consideration Warrant entitles the registered holder to purchase one whole share of the Company’s common stock at a price of $15.00 per share and expire ten years after issuance. The Company also had 5,760,000 warrants outstanding as of December 31, 2023 with an exercise price of $11.50.

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

In February 2020, the Company undertook a Regulation A, Tier 2 offering for which it is selling up to 1,031,510 non-voting common stock at $9.69 per share for a maximum of $10,000,000. During the year ended December 31, 2023, the Company also collected on the sale of an additional 1,915 shares of non-voting common stock for gross proceeds of $18,598 under this offering.

JET.AI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2021, the Company undertook another Regulation A, Tier 2 offering for which it is selling up to 902,777 non-voting common stock at $24 per share for a maximum of $21,880,000. During the year ended December 31, 2022, the Company issued an additional 119,407 shares of non-voting common stock under this offering for aggregate gross proceeds of $2,901,106, with $15,544 of these proceeds pending release from escrow at December 31, 2022. During the year ended December 31, 2023, the Company collected on the escrow funds and issued an additional 65,960 shares of non-voting common stock under the Regulation A, Tier 2 campaign for aggregate gross proceeds of $1,598,630, with $6,724 of these proceeds pending release from escrow at December 31, 2023. This offering closed on January 18, 2023.

Stock Options

In connection with the Business Combination, the Company adopted the Omnibus Incentive Plan. The Omnibus Incentive Plan provides for the grant of equity awards to employees, outside directors, and consultants, including the direct award or sale of shares, stock options, and restricted stock units to purchase shares. The Omnibus Incentive Plan is a continuation of the 2018 Plan and 2021 Plan, which were assumed from Jet Token and amended, restated and re-named into the form of the Omnibus Incentive Plan effective as of the consummation of the Business Combination. As of December 31, 2023, the total number of shares reserved for issuance under the Omnibus Incentive Plan was 19,802. The Omnibus Incentive Plan is administered by the Company’s Board of Directors, and expires ten years after adoption, unless terminated by the Board.

On June 4, 2018, the Company’s Board of Directors adopted the Jet.AI, Inc. 2018 Stock Option and Grant Plan (the “2018 Plan”). The 2018 Plan provides for the grant of equity awards to employees, non-employee directors and consultants, to purchase shares of the Company’s common stock. As of December 31, 2023 and 2022, the total number of shares reserved for issuance under the 2018 Plan was 2,320,897. The 2018 Plan is administered by the Company’s Board of Directors.

In August 2021, the Company’s Board of Directors adopted the Jet Token Inc. 2021 Stock Plan (the “2021 Plan”). The 2021 plan provides for the grant of equity awards to employees, outside directors, and consultants, including the direct award or sale of shares, stock options, and restricted stock units to purchase shares. Up to 154,726 shares of common stock may be issued pursuant to awards granted under the 2021 Plan. During the year ended December 31, 2022, the 2021 Plan was amended to increase the number of shares of common stock authorized under the 2021 Plan to 464,179. In the event that shares of common stock subject to outstanding options or other securities under the Company’s 2018 Stock Option and Grant Plan expire or become exercisable in accordance with their terms, such shares shall be automatically transferred to the 2021 Plan and added to the number of shares then available for issuance under the 2021 Plan. The 2021 Plan is administered by the Company’s Board of Directors, and expires ten years after adoption, unless terminated by the Board.

During the year ended December 31, 2022, the Company granted a total of 284,016 stock options to purchase common stock to various advisors and consultants. The options have a ten-year life and are exercisable at $10.42. 42,643 of the options were immediately vested on the grant date while the remaining options vest in monthly tranches over a three-year period. The options had a grant date fair value of approximately $4,774,000, which will be recognized over the vesting period.

During the year ended December 31, 2023, the Company granted a total of 458,080 stock options to purchase common stock to various employees, advisors and consultants. The options have a ten-year life and have exercise prices ranging from $2.50 to $10.42. 35,000 of the options were immediately vested on the grant date, 6,189 of the options vest over a period of two months, while the remaining options vest in monthly tranches over a three-year period. The options had a grant date fair value of approximately $2,113,000, which will be recognized over the vesting period. As of December 31, 2023, the Company had 3,659,015 total options outstanding with a weighted average exercise price of $6.19. At December 31, 2023, 19,802 options were available for grant.

JET.AI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of our stock option activity for the years ended December 31, 2023 and 2022, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted average Remaining Contractual Term
Outstanding at December 31, 2021	2,932,392	$6.09	8.93
Granted	284,016	10.42	10.00
Exercised	-	-	-
Forfeitures	-	-	-
Outstanding at December 31, 2022	3,216,408	6.48	8.06
Granted	458,080	3.91	10.00
Exercised	-	-	-
Forfeitures	(15,473)	(10.42)	-
Outstanding at December 31, 2023	3,659,015	$6.19	7.40

Exercisable at December 31, 2023	2,943,807	$7.64	7.10

The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The range of input assumptions used by the Company were as follows:

	2023	2022
Expected life (years)	6 to 10	6 to 10
Risk-free interest rate	3.55% - 4.55%	1.43% - 4.10%
Expected volatility	90%	80%
Annual dividend yield	0%	0%
Per share grant date fair value	$2.58	$17.47

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

During the years ended December 31, 2023 and 2022, stock-based compensation expense of $6,645,891 and $6,942,653, respectively, was recognized for the vesting of these options. As of December 31, 2023, there was approximately $4,690,000 in unrecognized stock-based compensation, which will be recognized through December 2026.

JET.AI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

In August 2021, the Company granted Restricted Stock Units (RSUs) to a contractor. The grant allows the contractor to earn up to 148,950 shares of non-voting common stock and contains both service-based vesting requirements and liquidity event requirements. Service-based requirements are such that the contractor needs to continue to provide service through August 2022. In addition to the service-based requirements, in order for the RSUs to vest, the Company will need to undertake an IPO or a sale as defined by the grant notice. The RSUs vested as a result of the Business Combination and the full amount of the expense $1,280,970 was recorded during the year ended December 31, 2023.

Warrants

Number of outstanding warrants as of December 31, 2023 is as follows:

Warrant	Expiration Date Date	Exercise Price	Number Outstanding
JTAIW Warrants	8/11/2028	$11.50	16,362,149
JTAIZ Warrants	8/11/2033	$15.00	7,433,405
GEM Warrants	8/11/2026	$8.40	2,179,447
Total			25,975,001

NOTE 7 – RELATED PARTY TRANSACTIONS

From time to time, related parties make payments on the Company’s behalf or advance cash to the Company for operating costs which require repayment. Such transactions are considered short-term advances and non-interest bearing. During the years ended December 31, 2023 and 2022, the Company’s Founder and Executive Chairman advanced a total of $0 and $42,000, respectively, to the Company in the form of a non-interest-bearing loan, and the company repaid $0 and $242,196 of these advances, respectively. As of December 31, 2023 and 2022 there were no such advances outstanding.

See Note 4 for discussion of Bridge Agreement entered into with related parties.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company’s financial instruments, which consist of cash and cash equivalents, accounts receivable, accounts payable, and notes payable approximate fair value due to their short-term nature.

NOTE 9 – DEFERRED REVENUE

Changes in deferred revenue for the year ended December 31, 2023 were as follows:

Deferred revenue as of December 31, 2022	$933,361
Amounts deferred during the year	3,695,476
Revenue recognized from amounts included in the deferred revenue beginning balance	(933,361)
Revenue from current year sales	(1,915,682)
Deferred revenue as of December 31, 2023	$1,779,794

NOTE 10 – INCOME TAXES

For the years ended December 31, 2023 and 2022, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company. The Company’s losses before income taxes consist solely of losses from domestic operations.

JET.AI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	2023	2022
Statutory US Federal tax rate	21%	21%
Permanent differences:
State and local income taxes, net of Federal benefit	0.0%	0.0%
Stock compensation	-11.1%	-17.6%
Other	-0.1%	0.0%
Temporary differences	-1.3%	0.4%
Valuation allowance	-8.5%	-3.8%
Total	0.0%	0.0%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 are comprised of the following:

	2023	2022
Deferred tax asset attributable to:
Net operating loss carryover	$2,529,000	$1,472,000
Valuation allowance	(2,529,000)	(1,472,000)
Net deferred tax asset	$-	$-

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which are comprised primarily of net operating loss carryforwards. Management has considered the Company’s history of cumulative net losses in the United States, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its U.S. federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against these net deferred tax assets as of December 31, 2023 and 2022, respectively. The Company reevaluates the positive and negative evidence at each reporting period. The Company’s valuation allowance increased during 2023 by approximately $1,087,000 primarily due to the generation of a net operating loss of approximately $5,100,000.

At December 31, 2023, the Company had federal net operating loss carry forwards of approximately $12,100,000. The federal operating losses since inception have no expiration.

Utilization of the U.S. federal and state net operating loss may be subject to a substantial annual limitation under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss that can be utilized annually to offset future taxable income and tax liabilities, respectively. The Company has not completed a study to assess whether a change of ownership has occurred, or whether there have been multiple ownership changes since its formation. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization.

The Company is subject to tax in the United States (“U.S.”) and files income tax returns in the U.S. Federal jurisdiction and several states and local jurisdictions where the Company has determined it has tax nexus. The Company is subject to U.S. Federal, state and local income tax examinations by tax authorities for all periods since Inception. The Company currently is not under examination by any tax authority.

JET.AI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SUBSEQUENT EVENTS

On January 17, 2024, the Company entered into a Warrant Exchange Agreement (the “Warrant Exchange Agreement”) with an unaffiliated third-party investor (the “Warrant Holder”) with respect to warrants to purchase an aggregate of 194,729 shares of its common stock, par value $0.0001 per share (the “Common Stock”) initially issued by the Company in its initial public offering on August 16, 2021 (the “Public Warrants”). Pursuant to the Warrant Exchange Agreement, on January 17, 2024, the Company has issued an aggregate of 194,729 shares of Common Stock to the Warrant Holder in exchange for the surrender and cancellation of the Public Warrants held by such holder.

On January 23, 2024, the Company entered into Warrant Exchange Agreements (the “Warrant Exchange Agreements”) with unaffiliated third-party investors (the “Warrant Holders”) with respect to warrants to purchase an aggregate of 483,637 shares of its common stock, par value $0.0001 per share (the “Common Stock”) initially issued by the Company in its initial public offering on August 16, 2021 (the “Public Warrants”). Pursuant to the Warrant Exchange Agreements, on January 23, 2024, the Company has issued an aggregate of 483,637 shares of Common Stock to the Warrant Holders in exchange for the surrender and cancellation of the Public Warrants held by such holders.

In January 2024, the Company issued 64,563 shares of common stock for gross proceeds of $742,475.

See Note 4 for outstanding bridge notes which were repaid in full in March 2024.

In March 2024, the Company sold 1,500,000 shares of common stock for gross proceeds of $1,110,000.

In March 2024, the Company closed a Securities Purchase Agreement for a private placement with Ionic Ventures, LLC (the “Investor”). The Company agreed to issue to the Investor 150 shares of the Company’s Series B Convertible Preferred Stock, a warrant to purchase up to 1,500 shares of Series B Preferred Stock and 250,000 shares of the Company’s common stock. The Company received gross proceeds of approximately $1.5 million.

The Company has evaluated subsequent events that occurred after December 31, 2023 through April 1, 2024, the date of these consolidated financial statements were available to be issued, and noted no additional events requiring recognition for disclosure.

