Form 10-K/A
period 2023-12-31
Jet.AI Inc.
filed 2024-04-29
CIK 1861622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of March 27, 2024, there were 12,205,144 of the Company’s common stock, par value $0.0001, issued and outstanding.

Audit Firm ID	Auditor Name	Auditor Location
34	HACKER, JOHNSON & SMITH PA	Tampa, Florida

EXPLANATORY NOTE

Jet.AI Inc. is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024, solely for the purpose of including:

●	the Part III information required under the instructions to Form 10-K and the general rules and regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the omitted information to be incorporated in the Original Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end; and

●	Jet.AI Inc.’s Director Compensation Policy as an exhibit in Part IV, Item 15; and

●	pursuant to SEC rules, new certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14(a) under the Exchange Act as exhibits 31.3 and 31.4; and we note that, because no financial statements are included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of such certifications have been omitted.

In addition, this Form 10-K/A deletes the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K.

This Form 10-K/A amends and restates Part III, Items 10, 11, 12, 13, and 14, and Part IV, Item 15, of the Original Form 10-K. We are not including new certifications required by Rule 13a-14(b) under the Exchange Act as no financial statements are included in this Form 10-K/A. In addition, no other information has been updated for any subsequent events occurring after April 1, 2024, the date of the filing of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our other filings made with the SEC subsequent to the filing of the Original Form 10-K. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Form 10-K.

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

Unless otherwise noted in this report, “Jet.AI,” “the Company,” “we,” “us,” “our” and similar terms refer to are to (a) Oxbridge prior to the Closing of the Business Combination and (b) Jet.AI, Inc. after giving effect to the Closing of the Business Combination. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Combination” in the Original Form 10-K filed with the SEC on April 1, 2024, for a further description of the Business Combination.

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

ii

PART III

Item 10 Directors, Executive Officers and Corporate Governance

The following is a list of our directors and executive officers.

Name	Age	Position
Michael D. Winston, CFA	47	Executive Chairman and Interim Chief Executive Officer, Director
George Murnane	66	Interim Chief Financial Officer, Director
William Yankus(1)(3)	63	Director
Wrendon Timothy(1)(2)(3)	43	Director
Patrick McNulty	40	Chief Operating Officer
Lt. Col. Ran David(2)	48	Director
Donald Jeffrey Woods(3)	47	Director
Ehud Talmor(1)(2)	48	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Effective upon the closing of the Business Combination, Michael D. Winston was appointed to serve as Jet.AI’s Executive Chairman and as Jet.AI’s interim Chief Executive Officer (“CEO”) and George Murnane was appointed to serve as Jet.AI’s interim Chief Financial Officer (“CFO”) until Jet.AI completes its ongoing search for a long-term CFO, at which point Mr. Winston will step down from his role as interim CEO and Mr. Murnane will transition from Jet.AI’s interim CFO to its CEO.

Executive Officers

Michael D. Winston, CFA founded Jet.AI in 2018 and has served as its Executive Chairman since its founding. Upon completion of the Business Combination, he is serving as Interim Chief Executive Officer until such time as the Company hires a permanent Chief Financial Officer. Mr. Winston began his career in 1999 with Credit Suisse First Boston Corporation and later worked as a portfolio manager at Millennium Partners LP. In 2012, Mr. Winston formed the Sutton View group of companies, an alternative asset management platform where he advised one of the largest academic endowments in the world. Mr. Winston received an MBA in Finance and Real Estate from Columbia Business School in 2005, and a BA in Economics from Cornell University in 1999. While at Cornell he studied for a year at the London School of Economics and at age 18 won a $1 million prize from IBM for his first startup company. Mr. Winston is a CFA Charterholder, and a member of the Economic Club of New York. We believe Mr. Winston is qualified to serve as a director because of his operational and historical expertise gained from serving as Jet Token’s Founder and Executive Chairman.

George Murnane has served as Jet.AI’s Chief Executive Officer since September 2019. Upon completion of the Business Combination, he was named Interim Chief Financial Officer until such time as the Company hires a permanent Chief Financial Officer, at which time he will again assume the role of Chief Executive Officer. Mr. Murnane has over 20 years of senior executive experience, including 14 years as a Chief Operating Officer and/or Chief Financial Officer in the air transportation and aircraft industry, including as Chief Executive Officer for ImperialJet S.a.l from 2013 to 2019, Chief Operating Officer and Acting Chief Financial Officer of VistaJet Holdings, S.A. in 2008, Chief Financial Officer of Mesa Air Group from 2002 to 2007, Chief Operating Officer and Chief Financial Officer of North-South Airways from 2000 to 2002, Executive Vice President, Chief Operating Officer and Chief Financial Officer of International Airline Support Group from 1996 to 2002 and Executive Vice President and Chief Operating Officer of Atlas Air, Inc. from 1995 to 1996. From 2009 until he joined Jet Token, Mr. Murnane was a managing partner of Barlow Partners, a consulting services firm providing operational and financial management, merger and acquisition, financing and restructuring expertise to industrial and financial companies. Mr. Murnane received an MBA from The Wharton School of the University of Pennsylvania and a BA in Economics from the University of Pennsylvania in 1980. We believe Mr. Murnane is qualified to serve as a director because of his expertise gained from serving as Jet Token’s Chief Executive Officer and his extensive financial experience.

Patrick McNulty has served as Jet.AI’s Chief Operating Officer since June 2021. Prior to joining Jet Token, Mr. McNulty served as a manager of Sales Operations and Business Development with Honda Aircraft Company. While with Honda Aircraft, Mr. McNulty led the development of a robust sales engineering team and was instrumental in product development and market analysis for the manufacturer. Prior to Honda Aircraft Company, Mr. McNulty worked in the aircraft engine division of Rolls-Royce North America and at light jet manufacturer Eclipse Aviation. Mr. McNulty is a graduate of the Embry-Riddle Aeronautical University (BS Aerospace Engineering, MBA Aviation).

Non-Employee Directors

Wrendon Timothy served as Oxbridge’s Chief Financial Officer, Treasurer, Secretary and director since April 2021 until the completion of the Business Combination. He has served as a director, chief financial officer and corporate secretary of Oxbridge Re Holdings Limited (NASDAQ: OXBR), a Cayman Islands based NASDAQ-listed reinsurance holding company. He has served in the positions of chief financial officer and corporate secretary since August 2013 and as a director since November 2021. In his role, he has provided financial and accounting consulting services with a focus on technical and SEC reporting, compliance, internal auditing, corporate governance, mergers & acquisitions analysis, risk management, and CFO and controller services. Mr. Timothy also serves as an executive and director of Oxbridge Reinsurance Limited and Oxbridge Re NS, the wholly-owned licensed reinsurance subsidiaries of Oxbridge Re Holdings Limited. Mr. Timothy also serves as a director of Oxbridge’s Sponsor, OAC Sponsor Ltd, and as a director of SurancePlus Inc., a British Virgin Islands wholly-owned Web3 subsidiary of Oxbridge Re Holdings Limited.

Mr. Timothy started his financial career at PricewaterhouseCoopers (Trinidad) in 2004 as an Associate in their assurance division, performing external and internal audit work, and tax-related services. Throughout his career progression and transitions through KPMG Trinidad and PricewaterhouseCoopers (Cayman Islands), Mr. Timothy has successfully delivered services across both the public and private sectors, spanning insurance and reinsurance, banking, hedge funds, trusts, investment management, manufacturing, beverage, construction, glass, healthcare, retail, construction, marketing, restaurant, software, sports, and tourism industries. Mr. Timothy management roles allowed him to be heavily involved in the planning, budgeting, and leadership of engagement teams, serving as a liaison for senior client management, and advising on technical accounting matters. Mr. Timothy is a Fellow of the Association of Chartered Certified Accountants (ACCA), a Fellow Chartered Corporate Secretary and also holds a Postgraduate Diploma in Business Administration and a Master of Business Administration, with Distinction (with a Specialism in Finance (with Distinction), from Heriot Watt University in Edinburg, Scotland. Mr. Timothy holds directorship and leadership roles with a number of privately-held companies, and also serves on various not-for-profit organizations, including his governance role as Chairman of Audit & Risk Committee of The Utility Regulation & Competition Office of the Cayman Islands, and Audit Committee Chairman of the Cayman Islands Conference of SDA. Mr. Timothy is an active Fellow Member of the ACCA, an active member of the Cayman Islands Institute of Professional Accountants (CIIPA), an active Fellow Member of the Chartered Governance Institute (formerly the Institute of Chartered Secretaries and Administrators) and a member of the Cayman Islands Directors Association.

We believe that Mr. Timothy is qualified to serve as a director because of his extensive capital markets experience and significant expertise across a wide array of corporate matters.

William L. Yankus served as one of Oxbridge’s independent directors since August 2021. Mr. Yankus is an experienced investment banking specialist with a demonstrated history of working in the insurance industry. Since July 2015, Mr. Yankus has served as Founder and Principal of Pheasant Hill Advisors, LLC, a New York based advisor firm that provides various research, advisory, private equity capital raising and M&A services primarily to the insurance industry and insurance industry investors. Since March 2016, Mr. Yankus has served on the board of directors of Kingstone Companies, Inc. (NASDAQ: KINS), a New York based NASDAQ-listed property and casualty insurance company. He has also served as the Chairman of Kingstone’s Compensation Committee since April 2017, and as the Chairman of Kingstone’s Investment Committee since February 2020. Mr. Yankus is also a Senior Advisor at Independent Insurance Analysts LLC, which provides investment analysis, credit research and investment banking services related to the life insurance industry.

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

Ehud Talmor (Maj. IAF Ret.) is a decorated, retired, senior officer from the Israeli Air Force with over twenty-five years of experience in all aspects of air combat and aircraft logistics. He began his career in 1995 as a fighter pilot and later, flight instructor. He subsequently took on a variety of supervisory roles, including F-16 deputy squadron commander. In 2007, he joined the Acquisitions Department of the Israeli Ministry of Defense and later held the position of Project Manager for three separate Air Force jet acquisition projects. The jet acquisition projects were: (1) the Beechcraft T-6II, (2) the Leonardo M-346, and (3) the Lockheed Martin F-35A. In addition to serving as Project Manager for the F-35 program, Mr. Talmor was also the Israeli Air Force’s Chief Instructor for the F-35. Mr. Talmor graduated from I.D.C. Herzliya with a B.A. in Psychology. We believe Mr. Talmor is qualified to serve as a director because of his considerable aviation industry, business and project management experience.

Lt. Col. Ran David (IAF) is a decorated combat pilot in the Israeli Air Force. He has served as a deputy squadron commander and spent ten years as a flight instructor. One of Lt. Col David’s primary responsibilities has been to train, test and approve new IAF fighter pilots. Lt. Col David is a graduate of the USAF Air Command and Staff College and the University of Haifa. Lt. Col David is qualified to serve as a director because of his considerable aviation industry and pilot training experience.

Jeff Woods is currently the Co-Founder and Chief Product Officer of Puzl LLC, a company using artificial intelligence to transform retail. He also currently serves as President and Board Member of Woods Supermarket, Inc., a mid-sized family-owned chain of supermarkets operating across Missouri, which has been serving its communities for over 75 years. Prior to these roles, from 2011 to 2019, Mr. Woods served in roles of Vice President of Marketing Strategy and Chief Product Strategist with SAP SE (NYSE: SAP) in London and New York. From 2001 to 2011, Mr. Woods served as Vice President of Enterprise Applications Research at Gartner Inc (NYSE: IT) where he was the global lead for enterprise applications. Prior to this, Mr. Woods built and sold his own logistics company. Mr. Woods is a graduate of Cornell University in Applied Economics and holds an MBA from Columbia Business School. Mr. Woods is qualified to serve as a director because of his considerable technology development, artificial intelligence, business and marketing experience.

Family Relationships

There are no familial relationships among the Jet.AI directors and executive officers.

Board Composition

The Board is comprised of seven directors and is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Jet.AI’s directors are among the three classes as follows:

●	the Class I directors are Lt. Col. Ran David and Jeffrey Woods and their terms will expire at the 1st annual meeting of stockholders after Closing;

●	the Class II directors are William Yankus and Wrendon Timothy and their terms will expire at the 2nd annual meeting of stockholders after Closing; and

●	the Class III directors are Michael Winston, George Murnane and Ehud Talmor and their terms will expire at the 3rd annual meeting of stockholders after Closing.

Directors in a particular class will be elected for three-year terms at the annual meeting of stockholders in the year in which their terms expire. As a result, only one class of directors will be elected at each annual meeting of Jet.AI stockholders, with the other classes continuing for the remainder of their respective three-year terms. Each director’s term continues until the election and qualification of his or her successor, or the earlier of his or her death, resignation or removal. This classification of the Board may have the effect of delaying or preventing changes in Jet.AI’s control or management.

The Company’s Certificate of Incorporation and Bylaws provide that only the Board can fill vacant directorships, including newly-created seats. Any additional directorships resulting from an increase in the authorized number of directors would be distributed pro rata among the three classes so that, as nearly as possible, each class would consist of one-third of the authorized number of directors. The Certificate of Incorporation and Bylaws also provide that Jet.AI’s directors may only be removed for cause and by the affirmative vote of the holders of at least two-thirds of the voting power of the then-outstanding shares entitled to vote in the election of directors, voting together as a single class.

Director Independence

The Board determined that each of the directors serving on the Board, other than Michael Winston and George Murnane, qualifies as an independent director, as defined under the listing rules of Nasdaq, and the Board consists of a majority of “independent directors,” as defined under the applicable rules of the SEC and Nasdaq relating to director independence requirements. In addition, Jet.AI is subject to certain rules of the SEC and Nasdaq relating to the membership, qualifications and operations of the audit committee, as discussed below.

Board Leadership Structure

The Board does not have a policy requiring the positions of the Chairperson of the board of directors and Chief Executive Officer to be separate or held by the same individual. The members of the Board believe that this determination should be based on circumstances existing from time to time, based on criteria that are in Jet.AI’s best interests and the best interests of its stockholders, including the composition, skills and experience of the board and its members, specific challenges faced by Jet.AI or the industry in which it operates and governance efficiency. The Board adopted Corporate Governance Guidelines, which provide for the appointment of a lead independent director at any time when the Chairperson is not independent. Wrendon Timothy serves as the lead independent director.

Board Committees

The Board has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which have the composition and responsibilities described below. The Board and its committees will set schedules for meeting throughout the year and can also hold special meetings and act by written consent from time to time, as appropriate. The Board will delegate various responsibilities and authority to its committees and the committees will regularly report on their activities and actions to the full board of directors. Members will serve on these committees until their resignation or until otherwise determined by the Board. The Board may establish other committees to facilitate the management of the Company’s business as it deems necessary or appropriate from time to time.

Each committee of the Board will operate under a written charter approved by the Board. Copies of each charter are posted on the Investor Relations section of Jet.AI’s website at investors.jet.ai. The inclusion of the Company’s website address or the reference to Jet.AI’s website in this prospectus does not include or incorporate by reference the information on the Company’s website into this prospectus.

Audit Committee

Jet.AI’s audit committee is comprised of Wrendon Timothy, William Yankus and Ehud Talmor, with Mr. Timothy serving as audit committee chairperson. The Board determined that Messrs. Timothy, Yankus and Talmor each meet the requirements for independence and financial literacy under the current Nasdaq listing standards and SEC rules and regulations, including Rule 10A-3. In addition, the Board determined that each of Messrs. Timothy and Yankus is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K promulgated under the Securities Act. This designation does not impose any duties, obligations or liabilities that are greater than are generally imposed on members of the audit committee and the Board. The audit committee will be responsible for, among other things:

●	selecting a qualified firm to serve as the independent registered public accounting firm to audit Jet.AI’s financial statements;

●	helping to ensure the independence and overseeing the performance of the independent registered public accounting firm;

●	reviewing and discussing the results of the audit with the independent registered public accounting firm and reviewing, with management and that firm, Jet.AI’s interim and year-end operating results;

●	reviewing Jet.AI’s financial statements and critical accounting policies and estimates;

●	reviewing the adequacy and effectiveness of Jet.AI’s internal controls;

●	developing procedures for employees to submit concerns anonymously about questionable accounting, internal accounting controls or audit matters;

●	overseeing Jet.AI’s policies on risk assessment and risk management;

●	overseeing compliance with Jet.AI’s code of business conduct and ethics;

●	reviewing related party transactions; and

●	approving or, as permitted, pre-approving all audit and all permissible non-audit services (other than de minimis non-audit services) to be performed by the independent registered public accounting firm.

The audit committee operates under a written charter, which satisfies the applicable rules of the SEC and the listing standards of Nasdaq, and which is available on Jet.AI’s website. All audit services to be provided to Jet.AI and all permissible non-audit services, other than de minimis non-audit services, to be provided to Jet.AI by Jet.AI’s independent registered public accounting firm will be approved in advance by the audit committee.

Compensation Committee

Jet.AI’s compensation committee is comprised of Lt. Col. Ran David, Wrendon Timothy and Ehud Talmor, and Mr. Talmor is the chairperson of the compensation committee. The Board determined that each member of the compensation committee meets the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. Each member of the committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. The compensation committee is responsible for, among other things:

●	reviewing, approving and determining, or making recommendations to the Board regarding, the compensation of Jet.AI’s executive officers, including the Chief Executive Officer;

●	making recommendations regarding non-employee director compensation to the full Board;

●	administering Jet.AI’s equity compensation plans and agreements with Jet.AI executive officers;

●	reviewing, approving and administering incentive compensation and equity compensation plans; and

●	reviewing and approving Jet.AI’s overall compensation philosophy.

The compensation committee operates under a written charter, which satisfies the applicable rules of the SEC and Nasdaq listing standards, and is available on Jet.AI’s website.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is comprised of William Yankus, Wrendon Timothy and Jeff Woods, and Mr. Woods is the chairperson of the nominating and corporate governance committee. The Board determined that each member of the nominating and corporate governance committee meets the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. The nominating and corporate governance committee is responsible for, among other things:

●	identifying, evaluating and selecting, or making recommendations to the Board regarding nominees for election to the Board and its committees;

●	considering and making recommendations to the Board regarding the composition of the Board and its committees;

●	developing and making recommendations to the Board regarding corporate governance guidelines and matters;

●	overseeing Jet.AI’s corporate governance practices;

●	overseeing the evaluation and the performance of the Board and individual directors; and

●	contributing to succession planning.

The nominating and corporate governance committee operates under a written charter, which satisfies the applicable rules of the SEC and Nasdaq listing standards and is available on Jet.AI’s website.

Code of Business Conduct and Ethics

The Board adopted a Code of Business Conduct and Ethics that applies to all of Jet.AI’s directors, officers and employees, including Jet.AI’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is available on the Corporate Governance section of Jet.AI’s website. In addition, Jet.AI intends to post on the Corporate Governance section of Jet.AI’s website all disclosures that are required by law or the listing standards of Nasdaq concerning any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics.

Compensation Committee Interlocks and Insider Participation

None of the members of the Jet.AI compensation committee is or has been at any time one of Jet.AI’s officers or employees. None of Jet.AI’s executive officers currently serve, or in the past fiscal year has served, as a member of the board of directors or compensation committee (or other board of directors committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has or has had one or more executive officers serving as a member of the Board or compensation committee.

Limitation on Liability and Indemnification of Directors and Officers

The Certificate of Incorporation limits Jet.AI’s directors’ liability to the fullest extent permitted under the DGCL. The DGCL provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:

●	for any transaction from which the director derives an improper personal benefit;

●	for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

●	for any unlawful payment of dividends or redemption of shares; or

●	for any breach of a director’s duty of loyalty to the corporation or its stockholders.

If the DGCL is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of Jet.AI’s directors will be eliminated or limited to the fullest extent permitted by the DGCL, as so amended.

Delaware law and the Bylaws provide that Jet.AI will, in certain situations, indemnify Jet.AI’s directors and officers and may indemnify other employees and other agents, to the fullest extent permitted by law. Any indemnified person is also entitled, subject to certain limitations, to advancement, direct payment or reimbursement of reasonable expenses (including attorneys’ fees and disbursements) in advance of the final disposition of the proceeding.

In addition, Jet.AI has entered into separate indemnification agreements with Jet.AI’s directors and officers. These agreements, among other things, require Jet.AI to indemnify its directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of Jet.AI’s directors or officers or any other company or enterprise to which the person provides services at Jet.AI’s request.

Jet.AI also maintains a directors’ and officers’ insurance policy pursuant to which Jet.AI’s directors and officers are insured against liability for actions taken in their capacities as directors and officers. We believe these provisions in the Certificate of Incorporation and Bylaws, and these indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or control persons, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, persons who beneficially own more than 10% of a registered class of the Company’s equity securities, and certain other persons to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC, and to furnish the Company with copies of the forms. Based on its review of the forms filed with the SEC, or representations from reporting persons, the Company believes that all of its directors, executive officers, and greater than 10% beneficial owners filed such reports in a timely manner, except as follows:

●	Due to the Company’s administrative error, Mr. Winston filed one day late a Form 3 (filed August 21, 2023) relating to his appointment as an officer and a director in connection with the consummation of the Business Combination on August 10, 2023.

●	Mr. Murnane did not file the following reports in a timely manner due to the Company’s administrative error:

○	Form 3 (filed one day late on August 21, 2023) relating to his appointment as an officer and a director in connection with the consummation of the Business Combination on August 10, 2023.

○	Form 4 (filed September 28, 2023) relating to the acquisition of stock options on September 22, 2023.

●	Mr. McNulty did not file the following reports in a timely manner due to the Company’s administrative error:

○	Form 3 (filed one day late on August 21, 2023) relating to relating to his appointment as an officer in connection with the consummation of the Business Combination on August 10, 2023.

○	Form 4 (filed September 28, 2023) relating to the acquisition of stock options on September 22, 2023.

●	Due to the Company’s administrative error, Mr. Ehud filed one day late a Form 3 (filed August 21, 2023) relating to his appointment as a director in connection with the consummation of the Business Combination on August 10, 2023.

●	Due to the Company’s administrative error, Mr. Ran filed one day late a Form 3 (filed August 21, 2023) relating to his appointment as a director in connection with the consummation of the Business Combination on August 10, 2023.

●	Due to the Company’s administrative error, Mr. Woods filed four days late a Form 3 (filed August 24, 2023) relating to his appointment as a director in connection with the consummation of the Business Combination on August 10, 2023.

Insider Trading Policy

The Board has not yet adopted an insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the registrant’s securities by directors, officers and employees, of the Company or by the Company itself due to the relatively short period of time since the Business Combination and other pressing matters fully occupying the resources of a small management team. The Company expects to adopt such a policy before August 10, 2024, prior to the expiration of the lock-up agreements entered into in connection with the Business Combination.

Officers and Directors prior to the Business Combination

Prior to the completion of the Business Combination, Oxbridge’s Chief Executive Officer, President and Chairman of the board of directors was Jay Madhu. Wrendon Timothy served as Oxbridge’s Chief Financial Officer, Treasurer, Secretary and was also a director. The other directors of Oxbridge were Jason Butcher, Allan Martin and William Yankus. For information regarding Mr. Madhu, Mr. Butcher and Mr. Martin, please see “Item 10. Directors, Executive Officers and Corporate Governance” in the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 22, 2023.

Item 11 Executive Compensation

Jet.AI is considered a smaller reporting company and an “emerging growth company” within the meaning of the JOBS Act and has opted to comply with the executive compensation disclosure rules applicable to such companies. These rules provide for reduced compensation disclosure for the principal executive officer and the two most highly compensated executive officers other than the principal executive officer (the “named executive officers”). This section provides an overview of our executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below. In order to provide a fuller understanding of the compensation arrangements with our executive officers, the Company has presented full year 2023 and 2022 information, including compensation paid by Jet Token prior to the completion of the Business Combination.

For fiscal year 2023 and 2022, the named executive officers were:

●	Michael Winston, Executive Chairman and Interim Chief Executive Officer of Jet.AI Inc. following the Business Combination (Founder and Executive Chairman and Treasurer of Jet Token);

●	George Murnane, Interim Chief Financial Officer of Jet.AI Inc. following the Business Combination (Chief Executive Officer and President of Jet Token); and

●	Patrick McNulty, Chief Operating Officer of Jet.AI Inc. following the Business Combination (Chief Operating Officer of Jet Token).

Jet.AI believes its compensation programs should promote the success of the Company and align executive incentives with the long-term interests of its stockholders. Jet.AI’s compensation programs reflect its startup origins and consist primarily of salary, bonus and equity awards. As Jet.AI’s needs evolve, it intends to continue to evaluate its philosophy and compensation programs as circumstances require.

Summary Compensation Table

The following table provides information concerning compensation awarded to, earned by, and paid to each of the named executive officers for services rendered to Jet.AI and Jet Token in all capacities during the years ended December 31, 2023 and 2022, respectively:

Name and Principal Position	Year	Salary ($)	Bonus / Commission ($)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)
Michael D. Winston	2023	$281,606	$100,000	$-	$20,042	$401,648
Founder and Executive Chairman; Treasurer	2022	$234,791	$25,000	$-	$49,547	$309,338

George Murnane	2023	$243,255	$100,000	$359,745	$18,885	$721,885
Chief Executive Officer and President	2022	$250,000	$100,000	$2,472,657	$49,966	$2,872,623

Patrick McNulty	2023	$172,933	$18,106	$205,035	$13,382	$409,455
Chief Operating Officer	2022	$173,068	$111,840	$1,191,163	$36,730	$1,512,801

(1) Other compensation consists primarily of the cost of medical, dental, vision and disability insurance costs, as well as retirement contributions made on behalf of named executive officers.

Narrative Disclosure to Summary Compensation Table

For 2023, the compensation program for Jet.AI’s named executive officers consisted of base salary, bonus and equity awards.

Compensation Arrangements following the Business Combination

A condition to Jet Token’s obligation to close the Business Combination was that the Company enter into new or amended employment agreements or arrangements with Michael Winston, George Murnane and Patrick McNulty, effective as of the Closing. The terms of those employment agreements and arrangements are disclosed below.

Michael Winston

On August 8, 2023, Michael Winston entered into an employment offer letter with Jet.AI to serve as the Company’s Executive Chairman and as the chief executive officer of the Company until a chief financial officer is appointed by the Company to replace Mr. Murnane, who will serve as chief financial officer during this interim period until he becomes the chief executive officer of the Company. Pursuant to the offer letter, Mr. Winston is entitled to receive a base salary of $385,000.00 and will be eligible to participate in the Company’s performance bonus program, which is expected to be established by December 31, 2024. Mr. Winston is entitled to participate in the Company’s commission plan for new customer sales and renewal customers and sales of aircraft. Mr. Winston will be eligible for a special cash bonus of $1,500,000 upon a Change of Control (as defined in the offer letter). Pursuant to the offer letter, if Mr. Winston’s employment is terminated without “Cause” or for “Good Reason” (as such terms are defined in the offer letter), Mr. Winston will be entitled to severance in the amount equal to three times his then current base salary, less all applicable withholdings and deductions, paid over a 12 month period, conditioned upon Mr. Winston delivering a general release of claims in favor of the Company within 30 days following his termination date.

George Murnane

On August 10, 2023, Mr. Murnane, entered into an amended and restated employment offer letter with Jet.AI to serve as the chief financial officer of the Company until a replacement chief financial officer is appointed by the Company, at which point he will become the chief executive officer of the Company. Pursuant to the employment offer letter, Mr. Murnane is entitled to receive a base salary of $250,000 and will be eligible to participate in the Company’s performance bonus program. Mr. Winston is entitled to participate in the Company’s commission plan for new customer sales and renewal customers and sales of aircraft. Mr. Murnane will be eligible for a special cash bonus of $1,500,000 upon a Change of Control (as defined in the offer letter). Pursuant to the offer letter, if Mr. Murnane’s employment is terminated without “Cause” or for “Good Reason” (as such terms are defined in the offer letter), Mr. Murnane will be entitled to severance in the amount equal to one times his then current base salary, less all applicable withholdings and deductions, paid over a 12 month period, conditioned upon Mr. Murnane delivering a general release of claims in favor of the Company within 30 days following his termination date.

Patrick McNulty

On July 11, 2023, Patrick McNulty entered into an amended and restated employment offer letter with Jet.AI to serve as the Company’s Chief Operating Officer. Pursuant to the offer letter, Mr. McNulty is entitled to receive a base salary of $200,000.00 and will be eligible to participate in the Company’s performance bonus program, which is expected to be established by December 31, 2024. Mr. McNulty is entitled to participate in the Company’s commission plan for new customer sales and renewal customers and sales of aircraft.

The foregoing descriptions of Mr. Winston’s, Mr. Murnane’s and Mr. McNulty’s offer letters are qualified in their entirety by the full text of such agreements, copies of which are filed as Exhibits 10.3,10.2 and 10.4, respectively, to this Form 10-K/A and incorporated herein by reference.

2023 Equity Awards

In 2023, following the Business Combination, Mr. Murnane received options to purchase 150,000 shares of our common stock, par value $0.0001 per share (“Common Stock”) under the 2023 Jet.AI Inc. Omnibus Incentive Plan (the “Omnibus Incentive Plan”) adopted in connection with the Business Combination, described below, and Mr. McNulty received options to purchase 50,000 shares of Common Stock under the Omnibus Incentive Plan. Neither Mr. Murnane nor Mr. McNulty received any other options during 2023.

Benefits and Perquisites

Prior to the Business Combination Jet Token provided, benefits to the named executive officers on the same basis as provided to all of its employees, including health, dental and vision insurance; health savings account; life insurance; and a tax-qualified Section 401(k) plan for which the company matched 100% of contributions up to 6% of the employee’s salary.

Following the Business Combination, the Company adopted a Fringe Benefit Perk Policy for all full-time employees. This Policy provides for the following fringe benefits:

●	Bi-weekly reimbursement for automotive costs (up to $600);
●	Bi-weekly reimbursement for mobile phone costs (up to $150);
●	Bi-weekly reimbursement for health club (up to $100);
●	For employees that opt for the High Deductible Health Plan offered by our healthcare provider, a $1,500 annual tax-free contribution to an HSA by the company on the employee’s behalf; and
●	Employee achievement awards - up to $1,600 of non-taxable tangible personal property each year, other than cash, cash equivalent or gift card Employee achievement awards (up to $1,600).

The Company also provides a tax-qualified Section 401(k) plan to its employees for which the Company matches 100% of contributions up to 6% of the employee’s salary. In addition, directors and officers may make personal use of company aircraft provided (1) the aircraft and its crew cannot reasonably be utilized for profit during the time required to safely execute a proposed flight, (2) the aircraft and its pilots are not moved out of geographical position so as to impair the company’s ability to utilize it (or them) for profit thereafter, (3) ample aircraft and crew are available at the time of departure to service customers, (4) a customary charter trip sheet is generated for the flight and retained electronically for not less than 12 months, (5) at least one officer and one director must both review and approve the trip sheet, and (6) the value of the charter flight for an aircraft in that category is independently quoted and retained with the trip sheet. If these conditions are met, the relevant employee is responsible for paying:

●	2.0x the cost of fuel, oil, lubricants, and other additives.
●	Travel expenses of the crew, including food, lodging, and ground transportation.
●	Hangar and tie-down costs away from the aircraft’s base of operation.
●	Insurance obtained for the specific flight.
●	Landing fees, airport taxes, and similar assessments.
●	Customs, foreign permit, and similar fees directly related to the flight.
●	In-flight food and beverages.
●	Passenger ground transportation.
●	Flight planning and weather contract services.

The contributions made on behalf of the named executive officers for fiscal years 2022 and 2023 are disclosed above in the notes to the Summary Compensation Table.

Jet Token Compensation Arrangements prior to the Business Combination

Prior to the Business Combination, Jet Token did not have any formal compensation arrangements with its Founder and Executive Chairman, Mr. Winston. Rather, Mr. Winston, as its sole board member, determined the compensation to be paid to him from time to time in consultation with Jet Token’s Chief Executive Officer and President, Mr. Murnane.

Base Salary

In 2023, each of Mr. Murnane and Mr. McNulty received an annual base salary from Jet Token to compensate them for services rendered to the Company. Prior to the Business Combination, the base salaries of Mr. McNulty and Mr. Murnane were $175,000 and $250,000, respectively, and following the Business Combination were $200,000 and $250,000. The actual base salary received by each named executive officer is set forth above in the Summary Compensation Table in the column titled “Salary.” Prior to the Business Combination, Jet Token did not have any formal compensation arrangements with its Founder and Executive Chairman, Mr. Winston. Rather, Mr. Winston, as its sole board member, determined the compensation to be paid to him from time to time in consultation with Jet Token’s Chief Executive Officer and President, Mr. Murnane.

Cash Bonus

Each of Mr. Murnane’s and Mr. McNulty’s Jet Token employment arrangement provided that the named executive officer would be eligible to earn a discretionary annual bonus subject to achievement of certain goals (including revenue and profitability targets) as determined by the Board of Directors of Jet Token (“Jet Token Board”). In 2023 and 2022, Mr. Winston, Mr. Murnane and Mr. McNulty were eligible to earn annual cash bonuses based on their performance, as determined by the Jet Token Board, in its discretion.

The actual annual cash bonuses awarded to each of the named executive officers for fiscal 2023 and fiscal 2022 performance are set forth above in the Summary Compensation Table in the column titled “Bonus.”

Potential Payments on Termination or Change in Control of Jet Token

Mr. Murnane was entitled to a special cash bonus of $1.5 million paid at the effective date of a change of control transaction provided he was still employed by the Company at the time of the closing. The Business Combination did not constitute a change of control under Mr. Murnane’s employment agreement.

2022 Equity Awards

In 2022, Mr. Murnane and Mr. McNulty each received options (“Jet Token Options”) to purchase shares of voting common stock and non-voting common stock (each referred to as “Jet Token Common Stock”) under the Jet Token Inc. Amended and Restated 2018 Stock Option and Grant Plan (“Jet Token Option Plan”) as follows: (a) Mr. Murnane received Jet Token Options to purchase 1,000,000 shares of Jet Token Common Stock; and (c) Mr. McNulty received Jet Token Options to purchase (i) 1,000,000, (ii) 128,000, (iii) 250,000 and (iv) 500,000 shares of Jet Token Common Stock.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information regarding each outstanding option award or unvested stock award held by Messrs. Winston, Murnane and McNulty as of December 31, 2023.

	Option Awards
Name	Number of Securities Underlying Unexercised Jet.AI Options (#) Exercisable	Number of Securities Underlying Unexercised Jet.AI Options (#) Unexercisable		Jet.AI Option Exercise Price ($)	Jet.AI Option Expiration Date
Michael Winston	-		$-	$-	-
George Murnane	194,400		$-	$0.83	9/23/29
	194,400		$-	$0.83	9/23/29
	388,800	$		$4.17	12/31/31
	319,768		$51,575	$10.42	7/30/31
	19,771		$11,174	$10.42	3/16/32
(1)	20,833		$129,167	$2.50	9/22/33
Patrick McNulty	3,095		$-	$10.42	8/2/31
	11,003		$1,375	$10.42	7/1/31
	15,473		$-	$10.42	7/1/31
	24,928		$6,017	$10.42	10/31/31
	22,349		$8,596	$10.42	1/5/32
	3,961		$-	$10.42	3/1/32
	7,736		$-	$10.42	8/31/32
	15,473		$-	$10.42	9/30/32
(1)	6,944		$43,056	$2.50	9/22/33

(1)	These option grants were made pursuant to the Omnibus Incentive Plan, which was initially was approved by the Oxbridge Board of Directors on July 10, 2023, and by the Oxbridge stockholders in connection with the approval of the Business Combination on August 7, 2023. The Omnibus Incentive Plan became effective as of August 10, 2023, upon the completion of the Business Combination and is described below under “– The Omnibus Incentive Plan.”

In addition, on December 26, 2023, the Board approved, at the recommendation of the compensation committee and subject to stockholder approval of a proposed 2023 Jet.AI Amended and Restated Omnibus Incentive Plan (the “Proposed Amended Restated Plan”) at the Company’s 2024 annual meeting, the grant of incentive stock options to Mr. Murnane, exercisable for 60,000 shares of Common Stock, and to Mr. McNulty, exercisable for 90,000 shares of Common Stock. These options are expected to be granted following the annual meeting following stockholder approval of the Proposed Amended and Restated Plan, which is discussed below under “– The Omnibus Incentive Plan.” The options would vest 1/3 each year beginning December 26, 2024 at an exercise price equal to the fair market value of the Common Stock on the date the Proposed Amended and Restated Plan is approved by the Company’s stockholders, which will be the date of grant, and expiring on the 10th anniversary of the grant date.

The Omnibus Incentive Plan

In connection with the Business Combination, the Company adopted the Omnibus Incentive Plan. The Omnibus Incentive Plan provides for the grant of equity awards to employees, outside directors, and consultants, including the direct award or sale of shares, stock options, and restricted stock units to purchase shares. The Omnibus Incentive Plan is a continuation of the 2018 Plan and 2021 Plan, which were assumed from Jet Token and amended, restated and re-named into the form of the Omnibus Incentive Plan effective as of the consummation of the Business Combination. As of December 31, 2023, subject to adjustment and annual increases (as described under “– Stock Subject to the Omnibus Incentive Plan” below), the maximum number of shares of Common Stock available for issuance under the Omnibus Incentive Plan is 394,329 shares, of which 390,000 shares have been reserved for issuance under the Omnibus Incentive Plan.

The Company is requesting that stockholders approve the Proposed Amended and Restated Plan, to establish a fixed number of shares of Common Stock that may be issued thereunder at 2,460,000 shares and to eliminate the automatic share replenishment (or “evergreen”) provision described under “ – Stock Subject to the Omnibus Incentive Plan” below. Upon recommendation of the compensation committee, the Board approved the Proposed Amended and Restated Plan on April 21, 2024, subject to the approval of stockholders at the 2024 annual meeting. If not approved by stockholders, the terms of the Omnibus Incentive Plan would remain the same.

Summary

The following is a summary of the principal features of the Omnibus Incentive Plan. The summary is qualified in its entirety by reference to the full text of the Omnibus Incentive Plan, which is filed as Exhibit 10.1 to this Form 10-K/A and is incorporated by reference herein.

Purpose

The purpose of the Omnibus Incentive Plan is to advance the interests of Jet.AI and its stockholders by enabling Jet.AI and its subsidiaries and affiliates to attract and retain qualified individuals to perform services, by providing incentive compensation for such individuals in a form that is linked to the growth and profitability of Jet.AI and increases in stockholder value, and by providing opportunities for equity participation that align the interests of recipients with those of its stockholders.

Administration

The board of directors of Jet.AI will administer the Omnibus Incentive Plan. The board has the authority under the Omnibus Incentive Plan to delegate plan administration to a committee of the board or a subcommittee thereof. The board of directors of Jet.AI or the committee of the board to which administration of the Omnibus Incentive Plan has been delegated is referred to in this prospectus as the Committee. Subject to certain limitations, the Committee will have broad authority under the terms of the Omnibus Incentive Plan to take certain actions under the plan.

To the extent permitted by applicable law and subject to certain limitations as provided in the Omnibus Incentive Plan, the Committee may delegate to one or more of its members or to one or more officers of Jet.AI such administrative duties or powers under the Omnibus Incentive Plan, as it may deem advisable.

No Re-pricing

The Committee may not, without prior approval of the stockholders of Jet.AI, effect any re-pricing of any previously granted “underwater” option or SAR by: (i) amending or modifying the terms of the option or SAR to lower the exercise price or grant price; (ii) canceling the underwater option or SAR in exchange for (A) cash; (B) replacement options or SARs having a lower exercise price or grant price; or (C) other awards; or (iii) repurchasing the underwater options or SARs and granting new awards under the Omnibus Incentive Plan. An option or SAR will be deemed to be “underwater” at any time when the fair market value of Common Stock of Jet.AI is less than the exercise price of the option or the grant price of the SAR.

Stock Subject to the Omnibus Incentive Plan

Subject to adjustment (as described below), the maximum number of shares of Common Stock available for issuance under the Omnibus Incentive Plan is 394,329 shares, with an annual increase on the first day of each calendar year beginning on January 1, 2024 and ending on January 1, 2033 equal to: (A) such amount of shares of Common Stock such that the total number of shares available for issuance under this Plan, plus the total number of shares reserved for issuance under outstanding Jet Token Options and Jet Token RSU Awards (as such terms are defined in the Business Combination Agreement) assumed in connection with the Business Combination, is equal to ten percent (10%) of the total number of shares then issued and outstanding as of the last day of the prior fiscal year; and (B) such smaller number of shares of Common Stock as may be determined by the Board.

Shares that are issued under the Omnibus Incentive Plan or that are subject to outstanding awards will be applied to reduce the maximum number of shares remaining available for issuance under the Omnibus Incentive Plan only to the extent they are used; provided, however, that the full number of shares subject to a stock-settled SAR or other stock-based award will be counted against the shares authorized for issuance under the Omnibus Incentive Plan, regardless of the number of shares actually issued upon settlement of such SAR or other stock-based award. Any shares withheld to satisfy tax withholding obligations on awards issued under the Omnibus Incentive Plan, any shares withheld to pay the exercise price or grant price of awards under the Omnibus Incentive Plan and any shares not issued or delivered as a result of the “net exercise” of an outstanding option or settlement of a SAR in shares will not be counted against the shares authorized for issuance under the Omnibus Incentive Plan and will be available again for grant under the Omnibus Incentive Plan. Shares subject to awards settled in cash will again be available for issuance pursuant to awards granted under the Omnibus Incentive Plan. Any shares related to awards granted under the Omnibus Incentive Plan that terminate by expiration, forfeiture, cancellation or otherwise without the issuance of the shares will be available again for grant under the Omnibus Incentive Plan. Any shares repurchased by Jet.AI on the open market using the proceeds from the exercise of an award will not increase the number of shares available for future grant of awards. To the extent permitted by applicable law, shares issued in assumption of, or in substitution for, any outstanding awards of any entity acquired in any form of combination by Jet.AI or a subsidiary or otherwise will not be counted against shares available for issuance pursuant to the Omnibus Incentive Plan. The shares available for issuance under the Omnibus Incentive Plan may be authorized and unissued shares or treasury shares.

Adjustments

In the event of any reorganization, merger, consolidation, recapitalization, liquidation, reclassification, stock dividend, stock split, combination of shares, rights offering, divestiture or extraordinary dividend (including a spin off) or other similar change in the corporate structure or shares of Common Stock of Jet.AI, the Committee will make the appropriate adjustment or substitution. These adjustments or substitutions may be to the number and kind of securities and property that may be available for issuance under the Omnibus Incentive Plan. In order to prevent dilution or enlargement of the rights of participants, the Committee may also adjust the number, kind, and exercise price or grant price of securities or other property subject to outstanding awards.

Eligible Participants

Awards may be granted to employees, non-employee directors and consultants of Jet.AI or any of its subsidiaries. A “consultant” for purposes of the Omnibus Incentive Plan is one who renders services to Jet.AI or its subsidiaries that are not in connection with the offer and sale of its securities in a capital raising transaction and do not directly or indirectly promote or maintain a market for its securities.

Types of Awards

The Omnibus Incentive Plan will permit Jet.AI to grant non-statutory and incentive stock options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards and other stock based awards. Awards may be granted either alone or in addition to or in tandem with any other type of award.

Stock Options

Stock options entitle the holder to purchase a specified number of shares of Common Stock of Jet.AI at a specified price, which is called the exercise price, subject to the terms and conditions of the stock option grant. The Omnibus Incentive Plan permits the grant of both non-statutory and incentive stock options. Incentive stock options may be granted solely to eligible employees of Jet.AI or its subsidiaries. Each stock option granted under the Omnibus Incentive Plan must be evidenced by an award agreement that specifies the exercise price, the term, the number of shares underlying the stock option, the vesting and any other conditions. The exercise price of each stock option granted under the Omnibus Incentive Plan must be at least 100% of the fair market value of a share of Common Stock of Jet.AI as of the date the award is granted to a participant. Fair market value under the Omnibus Incentive Plan means, unless otherwise determined by the Committee, the closing sale price of Common Stock of Jet.AI, as reported on Nasdaq, on the grant date. The Committee will fix the terms and conditions of each stock option, subject to certain restrictions, such as a ten-year maximum term.

Stock Appreciation Rights

A SAR is a right granted to receive payment of cash, stock, or a combination of both equal to the difference between the fair market value of shares of our Common Stock and the grant price of such shares. Each SAR granted must be evidenced by an award agreement that specifies the grant price, the term, and such other provisions as the board may determine. The grant price of a SAR must be at least 100% of the fair market value of our Common Stock on the date of grant. The board fixes the term of each SAR, but SARs granted under the Incentive Plan will not be exercisable more than 10 years after the date the SAR is granted.

Restricted Stock Awards, Restricted Stock Units and Deferred Stock Units

Restricted stock awards, restricted stock units, or RSUs, and/or deferred stock units, or DSUs, may be granted under the Omnibus Incentive Plan. A restricted stock award is an award of Common Stock of Jet.AI that is subject to restrictions on transfer and risk of forfeiture upon certain events, typically including termination of service. RSUs are similar to restricted stock awards except that no shares are actually awarded to the participant on the grant date. DSUs permit the holder to receive shares of Common Stock or the equivalent value in cash or other property at a future time as determined by the board. The Committee will determine, and set forth in an award agreement, the period of restriction, the number of shares of restricted stock awards or the number of RSUs or DSUs granted, and other such conditions or restrictions.

Performance Awards

Performance awards, in the form of cash, shares of Common Stock of Jet.AI, other awards or a combination of both, may be granted under the Omnibus Incentive Plan in such amounts and upon such terms as the Committee may determine. The Committee shall determine, and set forth in an award agreement, the amount of cash and/or number of shares or other awards, the performance goals, the performance periods and other terms and conditions. The extent to which the participant achieves his or her performance goals during the applicable performance period will determine the amount of cash and/or number of shares or other awards earned by the participant. The Committee retains discretion to adjust performance awards either upward or downward, either on a formula or discretionary basis or any combination, as the Committee determines.

Non-Employee Director Awards; Limit on Non-Employee Director Compensation

The Committee at any time and from time-to-time may approve resolutions providing for the automatic or other grant to non-employee directors of awards. Such awards may be granted singly, in combination, or in tandem, and may be granted pursuant to such terms, conditions and limitations as the Committee may establish in its sole discretion consistent with the provisions of the Omnibus Incentive Plan. The Committee may permit non-employee directors to elect to receive all or any portion of their annual retainers, meeting fees or other fees in restricted stock, RSUs, DSUs or other stock-based awards in lieu of cash. Under the Omnibus Incentive Plan the sum of any cash compensation, or other compensation, and the value (determined as of the grant date in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, or any successor thereto) of awards granted to a non-employee director as compensation for services as a non-employee director during any fiscal year of the Company may not exceed $1,000,000.

Other Stock-Based Awards

Consistent with the terms of the plan, other stock-based awards may be granted to participants in such amounts and upon such terms as the Committee may determine.

Dividend Equivalents

With the exception of stock options, SARs, and unvested performance awards, awards under the Omnibus Incentive Plan may, in the Committee’s discretion, earn dividend equivalents with respect to the cash or stock dividends or other distributions that would have been paid on the shares of Common Stock of Jet.AI covered by such award had such shares been issued and outstanding on the dividend payment date. However, no dividends may be paid on awards until they are vested. Such dividend equivalents will be converted to cash or additional shares of Common Stock of Jet.AI by such formula and at such time and subject to such limitations as determined by the Committee.

Termination of Employment or Other Service

The Omnibus Incentive Plan provides for certain default rules in the event of a termination of a participant’s employment or other service. These default rules may be modified in an award agreement or an individual agreement between Jet.AI and a participant. If a participant’s employment or other service with Jet.AI is terminated for cause, then all outstanding awards held by such participant will be terminated and forfeited. In the event a participant’s employment or other service with Jet.AI is terminated by reason of death, disability or retirement, then:

●	All outstanding stock options (excluding non-employee director options in the case of retirement) and SARs held by the participant will, to the extent exercisable, remain exercisable for a period of one year after such termination, but not later than the date the stock options or SARs expire;

●	All outstanding stock options and SARs that are not exercisable and all outstanding restricted stock will be terminated and forfeited; and

●	All outstanding unvested RSUs, performance awards and other stock-based awards held by the participant will terminate and be forfeited. However, with respect to any awards that vest based on the achievement of performance goals, if a participant’s employment or other service with Jet.AI or any subsidiary is terminated prior to the end of the performance period of such award, but after the conclusion of a portion of the performance period (but in no event less than one year), the Committee may, in its sole discretion, cause shares to be delivered or payment made with respect to the participant’s award, but only if otherwise earned for the entire performance period and only with respect to the portion of the applicable performance period completed at the date of such event, with proration based on the number of months or years that the participant was employed or performed services during the performance period.

In the event a participant’s employment or other service with Jet.AI is terminated by reason other than for cause, death, disability or retirement, then:

●	All outstanding stock options (including non-employee director options) and SARs held by the participant that then are exercisable will remain exercisable for three months after the date of such termination, but will not be exercisable later than the date the stock options or SARs expire;

●	All outstanding restricted stock will be terminated and forfeited; and

●	All outstanding unvested RSUs, performance awards and other stock-based awards will be terminated and forfeited. However, with respect to any awards that vest based on the achievement of performance goals, if a participant’s employment or other service with Jet.AI or any subsidiary is terminated prior to the end of the performance period of such award, but after the conclusion of a portion of the performance period (but in no event less than one year), the Committee may, in its sole discretion, cause shares to be delivered or payment made with respect to the participant’s award, but only if otherwise earned for the entire performance period and only with respect to the portion of the applicable performance period completed at the date of such event, with proration based on the number of months or years that the participant was employed or performed services during the performance period.

Modification of Rights upon Termination

Upon a participant’s termination of employment or other service with Jet.AI or any subsidiary, the Committee may, in its sole discretion (which may be exercised at any time on or after the grant date, including following such termination) cause stock options or SARs (or any part thereof) held by such participant as of the effective date of such termination to terminate, become or continue to become exercisable or remain exercisable following such termination of employment or service, and restricted stock, RSUs, DSUs, performance awards, non-employee director awards and other stock-based awards held by such participant as of the effective date of such termination to terminate, vest or become free of restrictions and conditions to payment, as the case may be, following such termination of employment or service, in each case in the manner determined by the Committee; provided, however, that no stock option or SAR may remain exercisable beyond its expiration date any such action by the Committee adversely affecting any outstanding award will not be effective without the consent of the affected participant, except to the extent the Committee is authorized by the Omnibus Incentive Plan to take such action.

Forfeiture and Recoupment

If a participant is determined by the Committee to have taken any action while providing services to Jet.AI or within one year after termination of such services, that would constitute “cause” or an “adverse action,” as such terms are defined in the Omnibus Incentive Plan, all rights of the participant under the Omnibus Incentive Plan and any agreements evidencing an award then held by the participant will terminate and be forfeited. The Committee has the authority to rescind the exercise, vesting, issuance or payment in respect of any awards of the participant that were exercised, vested, issued or paid, and require the participant to pay to Jet.AI, within 10 days of receipt of notice, any amount received or the amount gained as a result of any such rescinded exercise, vesting, issuance or payment. Jet.AI may defer the exercise of any stock option or SAR for up to six months after receipt of notice of exercise in order for the Board to determine whether “cause” or “adverse action” exists. Jet.AI is entitled to withhold and deduct future wages or make other arrangements to collect any amount due.

In addition, if Jet.AI is required to prepare an accounting restatement due to material noncompliance, as a result of misconduct, with any financial reporting requirement under the securities laws, then any participant who is one of the individuals subject to automatic forfeiture under Section 304 of the Sarbanes-Oxley Act of 2002 will reimburse Jet.AI for the amount of any award received by such individual under the Omnibus Incentive Plan during the 12 month period following the first public issuance or filing with the SEC, as the case may be, of the financial document embodying such financial reporting requirement. Jet.AI also may seek to recover any award made as required by the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act or any other clawback, forfeiture or recoupment provision required by applicable law or under the requirements of any stock exchange or market upon which Common Stock of Jet.AI is then listed or traded or any policy adopted by Jet.AI.

Effect of Change in Control

Generally, a change in control will mean:

●	The acquisition, other than from Jet.AI, by any individual, entity or group of beneficial ownership of 50% or more of the then outstanding shares of Common Stock of Jet.AI;

●	The consummation of a reorganization, merger or consolidation of Jet.AI with respect to which all or substantially all of the individuals or entities who were the beneficial owners of Common Stock of Jet.AI immediately prior to the transaction do not, following the transaction, beneficially own more than 50% of the outstanding shares of Common Stock and voting securities of the corporation resulting from the transaction; or

●	A complete liquidation or dissolution of Jet.AI or the sale or other disposition of all or substantially all of the assets of Jet.AI.

Subject to the terms of the applicable award agreement or an individual agreement between Jet.AI and a participant, upon a change in control, the Committee may, in its discretion, determine whether some or all outstanding options and SARs shall become exercisable in full or in part, whether the restriction period and performance period applicable to some or all outstanding restricted stock awards and RSUs shall lapse in full or in part and whether the performance measures applicable to some or all outstanding awards shall be deemed to be satisfied. The Committee may further require that shares of stock of the corporation resulting from such a change in control, or a parent corporation thereof, be substituted for some or all of the shares of Common Stock of Jet.AI subject to an outstanding award and that any outstanding awards, in whole or in part, be surrendered to Jet.AI by the holder, to be immediately cancelled by Jet.AI, in exchange for a cash payment, shares of capital stock of the corporation resulting from or succeeding Jet.AI or a combination of both cash and such shares of stock.

Governing Law; Mandatory Jurisdiction

Except to the extent as provided in the Omnibus Incentive Plan, the validity, construction, interpretation, administration and effect of the Omnibus Incentive Plan and any rules, regulations and actions relating to the Omnibus Incentive Plan will be governed by and construed exclusively in accordance with the laws of the State of Delaware, notwithstanding the conflicts of laws principles of any jurisdictions. Unless otherwise expressly provided in an applicable award agreement, Jet.AI and recipients of an award under the Incentive Plan irrevocably submit to the jurisdiction and venue of the Federal or State courts of the State of Delaware relative to any and all disputes, issues and/or claims that may arise out of or relate to the Omnibus Incentive Plan or any related award agreement, with such jurisdiction and venue selected by and at the sole discretion of Jet.AI.

Term, Termination and Amendment

Unless sooner terminated by the Board, the Omnibus Incentive Plan will terminate at midnight on the day before the ten year anniversary of its effective date. No award will be granted after termination of the Omnibus Incentive Plan, but awards outstanding upon termination of the Omnibus Incentive Plan will remain outstanding in accordance with their applicable terms and conditions and the terms and conditions of the Omnibus Incentive Plan.

Subject to certain exceptions, the Board has the authority to suspend or terminate the Omnibus Incentive Plan or terminate any outstanding award agreement and the Board has the authority to amend the Omnibus Incentive Plan or amend or modify the terms of any outstanding award at any time and from time to time. No amendments to the Omnibus Incentive Plan will be effective without approval of Jet.AI’s stockholders if: (a) stockholder approval of the amendment is then required pursuant to Section 422 of the Code, the rules of the primary stock exchange on which Common Stock of Jet.AI is then traded, applicable U.S. state and federal laws or regulations and the applicable laws of any foreign country or jurisdiction where awards are, or will be, granted under the Omnibus Incentive Plan; or (b) such amendment would: (i) modify the re-pricing provisions of the Omnibus Incentive Plan; (ii) increase the aggregate number of shares of Common Stock of Jet.AI issued or issuable under the Omnibus Incentive Plan; or (iii) reduce the minimum exercise price or grant price as set forth in the Omnibus Incentive Plan. No termination, suspension or amendment of the Omnibus Incentive Plan or an award agreement shall adversely affect any award previously granted under the Omnibus Incentive Plan without the written consent of the participant holding such award.

Jet Token Prior Option Plans

General. On June 4, 2018, Jet Token’s Board of Directors adopted the Jet Token Inc. 2018 Stock Option and Grant Plan (the “2018 Plan”). The 2018 Plan provided for the grant of equity awards to employees, and consultants, to purchase shares of Jet Token’s common stock. As of December 31, 2020, up to 25,000,000 shares of its common stock could be issued pursuant to awards granted under the 2018 Plan. During the year ended December 31, 2021, the 2018 Plan was amended three times to increase the total number of shares reserved for issuance thereunder. As of December 31, 2023 and 2022, the total number of shares reserved for issuance under the 2018 Plan was 75,000,000 shares, consisting of (i) 25,000,000 shares of common stock and (ii) 50,000,000 shares of non-voting common stock. The 2018 Plan is administered by Jet Token’s Board of Directors.

In August 2021, Jet Token’s Board of Directors adopted the Jet Token Inc. 2021 Stock Plan (the “2021 Plan”). The 2021 plan provided for the grant of equity awards to employees, outside directors, and consultants, including the direct award or sale of shares, stock options, and restricted stock units to purchase shares. As of December 31, 2021, up to 5,000,000 shares of non-voting common stock may be issued pursuant to awards granted under the 2021 Plan. During the year ended December 31, 2022, the 2021 Plan was amended to increase the number of shares of non-voting common stock authorized under the 2021 Plan to 15,000,000. In the event that shares of non-voting common stock subject to outstanding options or other securities under the Jet Token’s 2018 Stock Open and Grant Plan expire or become exercisable in accordance with their terms, such shares shall be automatically transferred to the 2021 Plan and added to the number of shares then available for issuance under the 2021 Plan.

Plan Administration. The Jet Token Board administered the Jet Token Option Plan. The compensation committee of the Board will administer the Jet Token Option Plan following the Closing Date.

Types of Awards. The Jet Token Option Plan provides for the grant of incentive Jet Token Options, non-statutory Jet Token Options, Jet Token Restricted Stock, restricted stock units and stock appreciation rights.

Stock Options. The Jet Token Board has the discretion to grant incentive or non-statutory Jet Token Options under the Jet Token Option Plan, provided that incentive Jet Token Options may only be granted to employees. The exercise price per share applicable to such Jet Token Options must generally be equal to at least the fair market value per share of Jet Token Common Stock on the date of grant. Subject to the provisions of the Jet Token Option Plan, the Jet Token Board has the discretion to determine the remaining terms of the Jet Token Options (e.g., vesting). After the termination of a participant’s service, the participant may only exercise his or her Jet Token Option, to the extent vested, for a specified period of time stated in his or her option agreement. Generally, if termination is due to death or disability, the Jet Token Option will remain exercisable for 18 months and 12 months following the termination of service, respectively. In all other cases except for a termination for cause, the Jet Token Option will generally remain exercisable for three months following the termination of service. In the event of a termination for cause, the Jet Token Option will immediately terminate. However, in no event may a Jet Token Option be exercised later than the expiration of its maximum term.

Restricted Stock. The Jet Token Board has the discretion to grant Jet Token Restricted Stock under the Jet Token Option Plan. Jet Token Restricted Stock are generally shares of Jet Token Common Stock that are issued or sold to a participant pursuant to the Jet Token Option Plan and subject to repurchase by Jet Token under certain circumstances and that are fully vested at grant or that will vest in accordance with terms and conditions established by the Jet Token Board, in its sole discretion. The Jet Token Board has the discretion to determine the number of shares that the participant may receive or purchase, the price to be paid (if any), and the time by which the participant must accept the shares/offer.

Restricted Stock Units. The Jet Token Board has the discretion to grant restricted stock units under the Jet Token Option Plan. Each restricted stock unit is a bookkeeping entry representing an amount equal to the fair market value of one share of Jet Token Common Stock. The Jet Token Board, in its discretion, determines whether restricted stock units should be granted, the total units granted and/or the vesting terms applicable to such units. Participants holding restricted stock units will hold no voting rights by virtue of such restricted stock units. The Jet Token Board may, in its sole discretion, award dividend equivalents in connection with the grant of restricted stock units. Restricted stock units may be settled in cash, shares of Jet Token Common Stock, as applicable, or any combination thereof or in any other form of consideration, as determined by the Jet Token Board, in its sole discretion.

Stock Appreciation Rights. The Jet Token Board has the discretion to grant stock appreciation rights under the Jet Token Option Plan and to determine the terms and conditions of each stock appreciation right, except that the exercise price for each stock appreciation right cannot be less than 100% of the fair market value of the underlying shares of Jet Token Common Stock on the date of grant. Upon exercise of a stock appreciation right, a participant will receive payment from Jet Token in an amount determined by multiplying the difference between the fair market value of a share on the date of exercise over the exercise price by the number of shares with respect to which the stock appreciation right is exercised. Stock appreciation rights may be paid in cash, shares of Jet Token Common Stock, or any combination thereof, or in any other form of consideration, as determined by the Jet Token Board in its discretion. Stock appreciation rights are exercisable at the times and on the terms established by the Jet Token Board, in its discretion.

Non-transferability of Awards. Unless the Jet Token Board provides otherwise, awards granted under the Jet Token Option Plan are generally not transferable.

Certain Adjustments. In the event of certain corporate events or changes in Jet Token’s capitalization, to prevent diminution or enlargement of the benefits or potential benefits available under the Jet Token Option Plan, the Jet Token Board will make adjustments to one or more of the number, kind and class of securities that may be delivered under the Jet Token Option Plan and/or the number, kind, class and price of securities covered by each outstanding award.

Dissolution or liquidation. In the event of Jet Token’s dissolution or liquidation, each outstanding award will terminate immediately prior to the consummation of such action, unless otherwise determined by the Jet Token Board.

Change in Control. The Jet Token Option Plan provides that in the event of a change in control, unless otherwise provided in the applicable award agreement or as determined by the Jet Token Board at the time of grant, outstanding awards will be assumed, canceled if not exercised/settled or cashed out in lieu of exercise as determined by the Jet Token Board.

Amendment or Termination. The Jet Token Board may amend or terminate the Jet Token Option Plan at any time, provided such action does not impair the rights or obligations of any participant without his or her consent. In addition, stockholder approval must be obtained to the extent necessary and desirable to comply with applicable laws.

Director Compensation

Neither Mr. Winston nor Mr. Murnane receives additional compensation for service on our Board. Historically, Mr. Winston was Jet Token’s sole director. Mr. Winston did not receive any additional compensation for his service as a director for 2022.

Non-Employee Director Compensation Arrangements

Following the Business Combination, the compensation committee recommended, and the Board approved, a Non-Employee Director Compensation Policy (the “Policy”). The Policy has been designed to attract and retain high quality non-employee directors by providing competitive compensation and aligning their interests with the interests of our stockholders through equity awards. This Policy provides for an annual cash retainer to each eligible non-employee director of $40,000. In addition, each of the following is entitled to an additional annual retainer in the following amounts:

●	Lead Independent Director: $25,000
●	Audit Committee Chair: $15,000
●	Compensation Committee Chair: $10,000
●	Nominating and Corporate Governance Committee Chair: $6,250

Under the Non-Employee Director Compensation Policy, the non-executive directors of the Company are also entitled to receive the equity compensation under the Proposed Amended and Restated Plan, subject to approval by stockholders at the 2024 annual meeting, At the close of business on the date of each annual meeting of stockholders, each person who is then a non-employee director, will automatically receive a restricted stock unit (“RSU”) award having a value of $35,000 and a restricted stock grant of $35,000. Each annual RSU and annual restricted stock grant will vest on the date of the following year’s annual meeting (or the date immediately preceding the date of the following year’s annual meeting if the non-employee director’s service as a director ends at such meeting as a result of the director’s failure to be re-elected or the director not standing for re-election. The vesting of each annual RSU and annual restricted stock grant is subject to the non-employee director’s continuous service on the applicable vesting date of each such awards.

For each non-employee director who remains in continuous service with the Company until immediately prior to the closing of a Change in Control (as defined in the Omnibus Incentive Plan), such non-employee director’s then-outstanding annual RSU and annual restricted stock grant will become fully vested immediately prior to the closing of such Change in Control. The grants will be eligible for deferred settlement in accordance with such deferral program as may be established by the Company and approved by the Board.

The Company began paying cash compensation to non-employee directors following the Business Combination in accordance with the terms of the Non-Employee Director Compensation Policy. The table below describes the compensation earned by the non-employee directors during fiscal 2023.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	All Other Compensation	Total
Ehud Talmor (2)	$12,500	$70,000	–	$82,500
Wrendon Timothy (3)	$20,000	$70,000	–	$90,000
William Yankus	$10,000	$70,000	–	$80,000
Lt. Col. Ran David	$10,000	$70,000	–	$80,000
Donald Jeffrey Woods(4)	$11,563	$70,000	–	$81,563

(1)	Amounts in the table reflect equity grants recommended by the compensation committee and approved by the Board towards the end of 2023 and as contemplated by the Policy to each of the directors. These grants, which have not been made and are subject to stockholder approval of the Proposed Amended and Restated Plan, equal 21,875 RSUs to each such director, representing the then value of $35,000, and a grant of 21,875 restricted stock to each such director, representing the then value of $35,000. Each of these grants will be made, and will fully vest, on the date of the Company’s 2024 annual meeting, assuming stockholders approve the Proposed Amended and Restated Plan. If either Mr. David or Mr. Woods is not elected as a Class I director at the 2024 annual meeting, these equity grants will be deemed made, and will vest, on the date immediately preceding the 2024 annual meeting. There are no other awards outstanding or anticipated to be granted to directors in 2023 or 2024.
(2)	Mr. Talmor is chairperson of the compensation committee.
(3)	Mr. Timothy is the lead independent director and chairperson of the audit committee.
(4)	Mr. Woods is chairperson of the nominating and corporate governance committee.

Under the Non-Employee Director Compensation Policy, the Company will also reimburse each non-employee director for any ordinary and reasonable out-of-pocket expenses actually incurred by such director in connection with in-person attendance at and participation in Board and committee meetings; provided, that such director timely submits to us appropriate documentation substantiating such expenses in accordance with our travel and expense policy as in effect from time to time.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of shares of Common Stock as of April 18, 2024, by:

●	each person who is, or is expected to be, the beneficial owner of more than 5% of the outstanding shares of Common Stock upon the Closing of the Business Combination;

●	each of the Company’s executive officers and directors; and

●	all of the Company’s executive officers and directors as a group upon the Closing.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and restricted stock units that are currently exercisable or vested or that will become exercisable or vest within 60 days. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G or 13D filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The beneficial ownership percentages set forth in the table below are based on 12,305,144 shares of Common Stock issued and outstanding as of April 18, 2024 and other than as noted below.

Name and Address of Beneficial Owner(1)	Number of Shares	% of Common Stock Outstanding
Directors and Executive Officers:
Michael D. Winston, CFA(2)	6,637,939	40.5
George Murnane(3)	1,184,865	9.6
William L. Yankus	—	—
Wrendon Timothy	—	—
Patrick McNulty(4)	120,468	1.0
Lt. Col. Ran David(5)	174,945	1.4
Jeffrey Woods	—	—
Ehud Talmor(6)	144,000	1.2
All Directors and Executive Officers as a group (8 individuals)	8,262,217	50.4
Five Percent Holders:
OAC Sponsor Ltd. (7)	7,830,000	45.5
Michael D. Winston(2)	6,637,939	40.5
Maxim Partners LLC (8)	975,200	7.4

(1)	Unless otherwise indicated, the business address of each of the directors and executive officers of the Company is c/o Jet.AI Inc., 10845 Griffith Peak Drive, Suite 200, Las Vegas, NV 89135.
(2)	Includes 4,076,288 shares of Common Stock issuable upon the exercise of Merger Consideration Warrants within 60 days of April 18, 2024.
(3)	Includes 1,184,859 shares of Common Stock issuable upon the exercise of vesting options within 60 days of April 18, 2024 and 6 shares of Common Stock issuable upon the exercise of Merger Consideration Warrants within 60 days of April 18, 2024.
(4)	Includes 120,452 shares of Common Stock issuable upon the exercise of vesting options within 60 days of December 15, 2023 and 6 shares of Common Stock issuable upon the exercise of Merger Consideration Warrants within 60 days of April 18, 2024.
(5)	Includes 174,945 shares of Common Stock issuable upon the exercise of vesting options within 60 days of April 18, 2024.
(6)	Includes 144,000 shares of Common Stock issuable upon the exercise of vesting options within 60 days of April 18, 2024.
(7)	Includes 2,875,000 shares of Common Stock, 4,897,500 shares of Common Stock issuable upon exercise of the Private Placement Warrants and 57,500 shares of Common Stock issuable upon conversion of Series A-1 Preferred Shares. OAC Sponsor Ltd. is the record holder of the shares reported herein. Our director, Wrendon Timothy, has a direct or indirect membership interest in OAC Sponsor Ltd. OAC Sponsor Ltd. is governed and controlled by a board of directors of 3 members, Jay Madhu, Wrendon Timothy, and Jason Butcher. Each director has one vote, and the approval of a majority is required to approve an action. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by a majority comprised of two or more individuals of a three-member (or greater) board, and a voting and dispositive decision requires the approval of a majority of those individuals, none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to OAC Sponsor Ltd. Based on the foregoing, no director exercises voting or dispositive control over any of the securities held by OAC Sponsor Ltd. Accordingly, Mr. Timothy will not be deemed to have or share beneficial ownership of such shares and, for the avoidance of doubt expressly disclaims any such beneficial interest to the extent of any pecuniary interest he may have therein, directly or indirectly.
(8)	Includes 112,700 shares of Common Stock issuable upon conversion of the Series A Preferred Stock and 862,500 shares issuable upon exercise of Private Placement Warrants. The address of Maxim is /o Maxim Group, LLC, 300 Park Avenue, 16th Floor, New York, NY 10022.

Item 13 Certain Relationships and Related Transactions, and Director Independence

In addition to the compensation arrangements with directors and executive officers described under Item 10 and Item 11, the following is a description of each transaction since January 1, 2022 and each currently proposed transaction in which:

●	we have been or are to be a participant;

●	the amount involved exceeds or will exceed $120,000; and

●	any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Related Party Transactions in Connection with and Subsequent to the Business Combination

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

The foregoing description of the Maxim Settlement Agreement and registration rights agreement is qualified in its entirety by the full text of such agreements, copies of which are filed as Exhibit 10.20 and Exhibit 10.21, respectively, to this Form 10-K/A, and are incorporated herein by reference. The terms of the Series A Convertible Preferred Stock are set forth in the Designation of the Series A Convertible Preferred Stock filed as Exhibit 3.2 to this Form 10-K/A, and are incorporated herein by reference.

Sponsor Settlement Agreement

On August 10, 2023, the Company entered into settlement agreement (“Sponsor Settlement Agreement”) with OAC Sponsor Ltd., a Cayman Islands exempted company (the “Sponsor”), the sponsor of Oxbridge. Pursuant to the Sponsor Settlement Agreement, the Company issued, in a private placement exempt from registration under Section 4(a)(2) of the Securities Act, 575 Series A-1 Preferred Shares to settle the payment obligations of the Company under a promissory note in the principal amount of $575,000 dated November 14, 2022 in favor of Sponsor. The Series A-1 Preferred Shares accrue interest at the rate of 5% per annum (which increases to 18% if the Company fails to meet certain obligations under the terms thereof), payable quarterly in cash. The Series A-1 Preferred Shares are convertible into 57,500 shares of common stock. The shares of common stock issuable upon conversion of the Series A-1 Preferred Shares are subject to a registration rights agreement between the Company and Sponsor.

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

The foregoing description of the Sponsor Settlement Agreement and registration rights agreement is qualified in its entirety by the full text of such agreements, copies of which are filed as Exhibit 10.22 and Exhibit 10.23, respectively, to this Form 10-K/A, and are incorporated herein by reference. The terms of the Series A-1 Convertible Preferred Stock are set forth in the Designation of the Series A-1 Convertible Preferred Stock filed as Exhibit 3.3 to this Form 10-K/A, and are incorporated herein by reference.

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

A copy of the Bridge Agreement and the Waiver are filed as Exhibits 10.25 and 10.26, respectively, to this Form 10-K/A, and are incorporated herein by reference.

Maxim Advisory Agreement

On January 5, 2024, the Company entered into an agreement (the “Agreement”) pursuant to which it retained Maxim as a financial advisor and investment banker to provide general financial advisory and investment banking services. In connection with this Agreement, Maxim may provide certain or all of the following services:

●	assist management of the Company and advise the Company with respect to its strategic planning process and business plans including an analysis of markets, positioning, financial models, organizational structure, potential strategic alliances, capital requirements and NASDAQ listing requirements;
●	advise the Company on matters relating to its capitalization;
●	assist management of the Company with the preparation of the Company’s marketing materials and investor presentations;
●	assist the Company in broadening its stockholder base including non-deal road show activity;
●	assist the Company with strategic introductions;
●	work closely with the Company’s management team to develop a set of long and short-term goals with special focus on enhancing corporate and stockholder value. This will include assisting the Company in determining key business actions, including assistance with strategic partnership discussions and review of financing requirements, intended to help enhance stockholder value and exposure to the investment community;
●	advise the Company on potential financing alternatives, including facilitation and negotiation of any financial or structural aspects of such alternatives; and
●	provide such other financial advisory and investment banking services upon which the parties may mutually agree.

As consideration for Maxim’s services pursuant to this Agreement, the Company paid Maxima fees in cash totaling $75,000. In addition to payment to Maxim of the compensation set forth in Section 3 hereof, the Company shall promptly upon request from time to time reimburse Maxim for all reasonable expenses (including, without limitation, fees and disbursements of counsel and all travel and other out-of-pocket expenses) incurred by Maxim in connection with its engagement. Such expenses will not exceed $2,500 without prior authorization of the Company.

The Company has also agreed to indemnify and hold harmless Maxim, and each of its present and former affiliated entities, managers, members, officers, employees, legal counsel, agents and controlling persons (within the meaning of the federal securities laws), and the officers, directors, partners, stockholders, members, managers, employees, legal counsel, agents and controlling persons of any of them, from and against any and all losses, claims, damages, obligations, penalties, judgments, awards, liabilities, costs, expenses and disbursements, and any and all actions, suits, proceedings and investigations in respect thereof and any and all legal and other costs, expenses and disbursements in giving testimony or furnishing documents in response to a subpoena or otherwise (including, without limitation, the costs, expenses and disbursements, as and when incurred, of investigating, preparing, pursing or defending any such action, suit, proceeding or investigation), directly or indirectly caused by, relating to, based upon, arising out of, or in connection with, Maxim’s acting for the Company, including, without limitation, any act or omission by Maxim in connection with its acceptance of or the performance or non-performance of its obligations under the Agreement, any breach by the Company of any representation, warranty, covenant or agreement contained in any instrument, document or agreement relating thereto, including any agency agreement, or the enforcement by Maxim of its rights under the Agreement, except to the extent that any such losses are found in a final judgment by a court of competent jurisdiction (not subject to further appeal) to have resulted primarily and directly from the gross negligence or willful misconduct of the person seeking indemnification under the Agreement. The Company also agreed that no indemnified person will have any liability (whether direct or indirect, in contract or tort or otherwise) to the Company for or in connection with the engagement of Maxim by the Company or for any other reason, except to the extent that any such liability is found in a final judgment by a court of competent jurisdiction (not subject to further appeal) to have resulted primarily and directly from such indemnified person’s gross negligence or willful misconduct.

Either Maxim or the Company may terminate this Agreement at any time with thirty (30) days’ prior written notice to the other party after the six (6) month anniversary of this Agreement (the effective date of such termination, the “Termination Date”). The Agreement may be earlier terminated by the Company only for Cause (as defined below). Furthermore, in the event, in the course of due diligence performed by Maxim, Maxim deems it necessary to terminate the engagement, Maxim may do so at any time upon immediate written notice. “Cause” means gross negligence, willful misconduct or an uncured material breach of this Agreement by Maxim of which the Company has provided Maxim with reasonable notice and opportunity to cure. Certain provisions in the agreement, primarily compensation, expenses reimbursement and indemnification survive termination of the agreement.

Maxim Placement Agency Agreement

As previously disclosed, on March 28, 2024 the Company entered into a Securities Purchase Agreement (the Securities Purchase Agreement”) with Ionic Ventures, LLC (“Ionic”) for a private placement, which closed on March 29, 2024. In connection with the transactions under the Securities Purchase Agreement, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Maxim Group LLC (“Maxim”). Pursuant to the terms of the Placement Agency Agreement, the Company must pay Maxim a cash fee equal to 7% of the aggregate gross proceeds raised under the Securities Purchase Agreement and reimburse Maxim, directly upon the initial closing under the Securities Purchase Agreement for all travel and other documented out-of-pocket expenses incurred by Maxim, including the reasonable fees, costs and disbursements of its legal counsel, in an amount not to exceed an aggregate of $15,000. The Company paid Maxim a total of $120,000 out of the gross proceeds it received on March 29, 2024. If the Company issues additional securities to Ionic as contemplated by the Securities Purchase Agreement, the Company would be obligated to pay Maxim cash fees of up to $1,050,000.

The Company also granted Maxim a right of first refusal to act as sole agent or sole managing underwriter and sole book runner for any and all future public and private equity and public debt offerings of the Company, or any successor to or any subsidiary of the Company for a period until the earlier of (i) December 31, 2024 and (ii) redemption and/or conversion in full of all Series A Convertible Preferred Stock of the Company beneficially owned by Maxim. The Company also agreed to indemnify Maxim and its affiliates, directors, officers, employees and controlling persons against all losses, claims, damages, expenses and liabilities, as the same are incurred (including the reasonable fees and expenses of counsel), relating to or arising out of its activities pursuant to the Placement Agency Agreement.

A copy of the Placement Agency Agreement is filed as Exhibit 10.33 to this Form 10-K/A, and is incorporated herein by reference.

Oxbridge Related Party Transactions

Founder Shares

On April 12, 2021, the Sponsor paid $25,000, or approximately $0.009 per share, to cover certain expenses on behalf of Oxbridge in exchange for issuance of 2,875,000 Class B Ordinary Shares, par value $0.0001 (the “Founder Shares”). The Founder Shares will automatically convert into shares of Class A Ordinary Shares at the time of Oxbridge’s initial Business Combination and are subject to certain transfer restrictions.

The holders of Oxbridge’s Founder Shares, which includes Oxbridge’s Sponsor have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination or (ii) the date following the completion of the initial Business Combination on which Oxbridge completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after the initial Business Combination, the Founder Shares will be released from the lockup.

Private Placement Warrants

Simultaneously with the closing of the IPO, Oxbridge consummated the Private Placement of 5,760,000 Private Placement Warrants to the Sponsor and Maxim Partners at an average purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to Oxbridge of $5,760,000. The Private Placement Warrants are identical to the Public Warrants sold as part of the Units in the IPO, except that the Sponsor and Maxim Partners have agreed not to transfer, assign or sell any of the Private Placement Warrants (except to certain permitted transferees) until 30 days after the completion of Oxbridge’s initial Business Combination. Additionally, the Private Placement Warrants are not redeemable by Oxbridge and are exercisable on a cashless basis so long as they are held by the Sponsor and Maxim Partners or their respective permitted transferees, whereas the public warrants are redeemable and may only be exercised on a cashless basis if Oxbridge calls the public warrants for redemption and elects to require holders to exercise their public warrants on a cashless basis.

Certain proceeds from the Private Placement Warrants were added to the proceeds from the IPO to be held in the Trust Account. If Oxbridge does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

Related Party Loans

On April 19, 2021, the Sponsor agreed to loan Oxbridge an aggregate of up to $300,000 to cover for expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was payable upon the earlier of December 31, 2021 or the completion of the IPO. The loan amounted to $195,175 and was repaid upon the closing of the IPO out of offering proceeds not held in the Trust Account.

Extension Amendment Proposal and Promissory Note

On November 9, 2022, Oxbridge held an extraordinary general meeting of shareholders. At the extraordinary general meeting, Oxbridge’s shareholders were presented the proposals to extend the date by which Oxbridge must consummate a business combination (the “Termination Date”) from November 16, 2022 to August 16, 2023 (or such earlier date as determined by the board of directors) by amending Oxbridge’s Amended and Restated Memorandum and Articles of Association (the “Extension Amendment Proposal”). The Extension Amendment Proposal to amend Oxbridge’s Amended and Restated Memorandum and Articles of Association (“Charter Amendment”) was approved. Oxbridge filed the Charter Amendment with the Cayman Islands Registrar of Companies on November 11, 2022.

In connection with the vote to approve the Extension Amendment Proposal, the holders of 10,313,048 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.22 per share, for an aggregate redemption amount of $105,424,960 in connection with the Extension Amendment Proposal.

The Sponsor agreed to contribute to us a loan of $575,000 (the “Extension Loan”), to be deposited into the trust account to extend the Termination Date from November 16, 2022 to August 16, 2023. On November 14, 2022, Oxbridge issued a promissory note (the “Extension Note”) in the aggregate principal amount of $575,000 to the Sponsor, in connection with the Extension Loan. The Extension Loan was deposited into the Trust Account on November 15, 2022.

The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of an initial business combination, or (b) the date of the liquidation of Oxbridge.

Administrative Services Agreement

Commencing on the effective date of the Company’s IPO, Oxbridge agreed to pay its Sponsor a total of up to $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Business Combination, Oxbridge ceased paying these monthly fees. For the year ended December 31, 2022, Oxbridge paid $100,000 to the Sponsor under the Administrative Services Agreement. For the year ended December 31, 2023, the Company accrued $125,557 payable to the Sponsor under the Administrative Services Agreement.

Jet Token’s Related Party Transactions

From time to time, related parties made payments on Jet Token’s behalf or advance cash to Jet Token for operating costs which require repayment. Such transactions are considered short-term advances and non-interest bearing. During the years ended December 31, 2023 and 2022, Michael Winston, Jet Token’s Founder and Executive Chairman, advanced a total of $0 and $72,000, respectively, to Jet Token in the form of a non-interest-bearing loan and Jet Token repaid $0 and $242,196 of these advances, respectively. As of December 31, 2023 such advances had been fully repaid.

Related Party Transaction Policy

Our audit committee charter provides that the audit committee will establish and periodically review policies and procedures for the review, approval and ratification of related person transactions (as defined in applicable SEC rules and regulations), review related person transactions, and oversee other related party transactions governed by applicable accounting standards.

On April 17, 2024, our audit committee and board approved the Jet.AI Related Party Transaction Policy, which establishes a framework for identifying, reviewing, and approving “Related Party Transactions”, defined as a transaction, arrangement, or relationship, or any series of similar transactions, arrangements, or relationships in which the Company and any Related Party have a direct or indirect interest, including but not limited to sales or purchases of goods or services, loans or guarantees, leasing arrangements, compensation arrangements and joint ventures or investments.

A “Related Party” under the policy includes:

●	Any person who is, or at any time since the beginning of the Company’s last fiscal year was, a

●	director, executive officer or employee of the Company (or its subsidiaries);

●	Any stockholder owning 5% or more of the Company’s voting securities;

●	Any person or entity that controls, is controlled by, or under common control with the

●	Company;

●	Any entity in which a director or executive officer has a significant influence;

●	Any other party with whom the Company has a close business relationship that could create

●	a conflict of interest;

●	Any immediate family member of any of the foregoing persons, including spouse, parents, children, siblings, mothers and fathers-in-law, sons and daughters-in-law, and anyone (other than domestic employees) who shares such person’s home.

The policy is administered by the Audit Committee. It provides for notification to the Corporate Secretary of the initiation or negotiation of any potential transaction involving a Related Party followed by an assessment by the Chairman and/or the Chief Financial Officer of materiality and potential for conflicts of interest and whether or not the transaction requires review by the audit committee under the policy. The audit committee is then responsible for reviewing and considering whether the transaction is conducted on arm’s-length terms and in accordance with fair market value; whether the transaction is in the best interests of the Company and its stockholders; and any potential conflicts of interest that may arise from the transaction. The audit committee must approve the transaction prior to its initiation unless not practicable, in which case the audit committee may retrospectively review and ratify the transaction. The audit committee is also responsible for reviewing ongoing Related Party Transactions annually.

Prior to the adoption of this policy, it has generally been the Company’s practice to obtain pre-approval from the audit committee for any related party transactions occurring subsequent to the Business Combination that our Interim Chief Executive Officer believes are significant. The transactions described under “– Related Party Transactions in Connection with and Subsequent to the Business Combination – Maxim Payment and Settlement Agreement” and “– Related Party Transactions in Connection with and Subsequent to the Business Combination – Sponsor Settlement Agreement” above were approved by the Oxbridge audit committee prior to the consummation of the Business Combination. The transactions described under “ – Related Party Transactions in Connection with and Subsequent to the Business Combination – Bridge Agreement” above were pre-approved by our audit committee. The engagement described under “ – Related Party Transactions in Connection with and Subsequent to the Business Combination – Maxim Advisory Agreement” was not approved by either the Board or the audit committee. The Placement Agreement described under “ – Related Party Transactions in Connection with and Subsequent to the Business Combination – Maxim Placement Agreement” above was pre-approved by unanimous consent by the Board. Prior to the Business Combination, the audit committee of Oxbridge was responsible for approving transactions with the Sponsor, any officer, any director or their respective affiliates and for reviewing any payments made to such persons on a quarterly basis. The transactions described under “– Related Party Transactions prior to the Business Combination – Oxbridge Related Party Transactions” above were approved by the Oxbridge board of directors in connection with Oxbridge’s IPO or, subsequent to the IPO, were approved by the Oxbridge audit committee.

Independent Directors

For a discussion of our independent directors and our audit, compensation and nominating and corporate governance committees, please see Item 10 above.

Item 14 Principal Accountant Fees and Services

The following table sets forth fees for all professional services rendered by Hacker Johnson to the Company for the years ended December 31, 2023 and 2022.

	Year ended December 31,
	2023	2022 (1)

Audit fees	$54,500	$40,000
Audit-related fees	46,000	-
Total audit and audit-related fees	100,500	40,000
Tax fees	-	-
Other fees	-	-
Total fees	$100,500	$40,000

(1)	The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP, whereby Oxbridge is treated as the acquired company and Jet Token is treated as the acquirer. BF Borgers PCA was engaged by Jet Token to provide audit and audit related services for the year ended December 31, 2022 and for periods prior to the Business Combination.

All services provided by Hacker Johnson are permissible under applicable laws and regulations. The audit committee charter provides that the audit committee is directly responsible, in its capacity as a committee of the Board, for the appointment, compensation, retention and oversight of the work of the outside auditor. In this regard, the audit committee will appoint, retain, compensate, evaluate and terminate, when appropriate, the outside auditor, who will report directly to the audit committee. The charter further provides that the audit committee will approve, or as permitted by the Board, pre-approve all audit and permissible non-audit services (other than de minimis non-audit services) to be provided by the outside auditor. The fees paid to Hacker Johnson shown in the table above were all approved in accordance with the audit committee charter and include:

Audit Fees — These are fees for professional services performed by Hacker Johnson for the audit of the Company and certain subsidiary companies, review of financial statements included in the Company’s quarterly 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees — These are fees for assurance and related services performed by Hacker Johnson that are reasonably related to the performance of the audit or review of the Company’s financial statements. This includes: due diligence related to mergers and acquisitions; audits and reviews associated with registration statements related to mergers and acquisitions; other attestations by Hacker Johnson, including those that are required by statute, regulation or contract; and consulting on financial accounting/reporting standards and controls.

Tax Fees — These are fees for professional services performed by Hacker Johnson with respect to tax compliance and tax returns. This includes review of original and amended tax returns for the Company and its consolidated subsidiaries; refund claims, payment planning/tax audit assistance; tax compliance for employee benefit plans; and tax work stemming from “Audit-Related” items.

Other Fees – These are fees for other permissible work performed by Hacker Johnson that does not meet the above category descriptions. The fees cover other engagements that are permissible under applicable laws and regulations including sustainability efforts.

These services are actively monitored (both spending level and work content) by the Audit Committee to maintain the appropriate objectivity and independence in Hacker Johnson’s core work, which is the audit of the Company’s consolidated financial statements. The Audit Committee concluded that Hacker Johnson’s provision of audit and non-audit services to the Company and its affiliates is compatible with Hacker Johnson’s independence.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The financial statements are included in Item 15 of the Original Form 10-K and, with respect to the Identification of each management contract or compensatory plan or arrangement, please see the Exhibit Index below.

(b)	Please see Exhibit Index below.

(c)	Not applicable.

Exhibit Index

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report.

Exhibit Number	Description
2.1	Business Combination Agreement and Plan of Reorganization, dated as of February 24, 2023, by and among Oxbridge, First Merger Sub, Second Merger Sub and Jet Token (incorporated by reference to Exhibit 2.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
2.2	Amendment No. 1 to Business Combination Agreement and Plan of Reorganization, dated May 11, 2023, by and among Oxbridge, First Merger Sub, Second Merger Sub and Jet Token (incorporated by reference to Exhibit 2.2 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.1	Certificate of Incorporation of Jet.AI Inc., dated August 10, 2023 (incorporated by reference to Exhibit 3.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.2	Certificate of Designation of the Series A Convertible Preferred Stock of Jet.AI Inc., dated August 10, 2023. (incorporated by reference to Exhibit 3.2 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.3	Certificate of Designation of the Series A-1 Convertible Preferred Stock of Jet.AI Inc., dated August 10, 2023 (incorporated by reference to Exhibit 3.3 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.4	Bylaws of Jet.AI Inc. (incorporated by reference to Exhibit 3.4 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.5	Certificate of Designations of Series B Convertible Preferred Stock of Jet.AI Inc (incorporated by reference to Exhibit 3.5 of the Original Form 10-K filed with the SEC on April 1, 2024).

4.1	Warrant Agreement, dated August 11, 2021, by and between Oxbridge Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of Oxbridge Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 17, 2021).
4.2	Merger Consideration Warrant Agreement, dated August 10, 2023, by and between Jet.AI and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
4.3	Warrant by and between Jet. AI Inc. and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 (File. No. 333-274432) of Jet.AI Inc. filed with the SEC on September 8, 2023).
4.4	Warrant Agreement Amendment by and between Jet.AI Inc. and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A (File No. 333-274432) of Jet.AI Inc. filed with the SEC on October 27, 2023).
4.5	Warrant by and between Jet.AI Inc. and Ionic Ventures, LLC (incorporated by reference to Exhibit 4.5 of the Original Form 10-K filed with the SEC on April 1, 2024).
10.1	2023 Jet.AI Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.2**	Employment Offer Letter dated August 8, 2023 between George Murnane and Jet.AI Inc. incorporated by reference to Exhibit 10.12 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.3**	Employment Offer Letter dated August 8, 2023 between Michael Winston and Jet.AI Inc. (incorporated by reference to Exhibit 10.11 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.4 **	Employment Offer Letter dated July 11, 2023 between Patrick McNulty and Jet.AI Inc. (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-274432) of Jet.AI Inc. filed with the SEC on September 8, 2023).
10.5*	Executive Aircraft Management and Charter Services Agreement by and between Great Western Air, LLC and Jet Token Management Inc., dated November 16, 2020 (incorporated by reference to Exhibit 10.4 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-4/A filed with the SEC on June 6, 2023).
10.6*	HondaJet Fleet Purchase Agreement by and between Honda Aircraft Company, LLC and Galilee LLC, dated December 4, 2020 (incorporated by reference to Exhibit 10.5 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-4/A filed with the SEC on June 6, 2023).
10.7	Aircraft Lease (MSN 42000181) by and between Western Finance Company and Galilee 1 SPV LLC, dated November 23, 2021 (incorporated by reference to Exhibit 10.6 of Oxbridge Acquisition Corp.’s Form S-4/A (File No. 333-270848) filed with the SEC on May 11, 2023).
10.8	Share Purchase Agreement by and among Jet Token Inc., GEM Global Yield LLC SCS and GEM Yield Bahamas Limited, dated August 4, 2022 (incorporated by reference to Exhibit 10.7 of Oxbridge Acquisition Corp.’s Form S-4/A (File No. 333-270848) filed with the SEC on May 11, 2023).
10.9	Registration Rights Agreement by and among Jet Token Inc., GEM Global Yield LLC SCS and GEM Yield Bahamas Limited, dated August 4, 2022 (incorporated by reference to Exhibit 10.8 of Oxbridge Acquisition Corp.’s Form S-4/A (File No. 333-270848) filed with the SEC on May 11, 2023).
10.10*	Preferred Charter Agreement by and between Great Western Air, LLC, dba Cirrus Aviation Services, and Jet Token Management Inc., dated August 22, 2022 (incorporated by reference to Exhibit 10.9 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-1/A filed with the SEC on June 6, 2023).
10.11*	Executive Aircraft Management Agreement by and between Jet Token Management Inc. and Brannata LLC, dated October 27, 2022 (incorporated by reference to Exhibit 10.10 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-4/A filed with the SEC on June 6, 2023).
10.12*	Amendment No. 1 to Executive Aircraft Management Agreement by and between Jet Token Management Inc. and Brannata LLC, dated May 10, 2023 (incorporated by reference to Exhibit 10.11 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-4/A filed with the SEC on June 6, 2023).
10.13	Independent Contractor Confidentiality and Ownership of Intellectual Property Agreement by and between Jet Token Inc. and Mihail Gumennii, dated February 22, 2023 (incorporated by reference to Exhibit 10.12 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-4/A filed with the SEC on June 6, 2023).
10.14	Registration Rights Agreement, dated August 11, 2021, by and among Oxbridge Acquisition Corp., OAC Sponsor Ltd. and Maxim Partners LLC (incorporated by reference to Exhibit 10.3 of Oxbridge Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 17, 2021).

10.15	Form of Forward Purchase Agreement, dated August 6, 2023 (incorporated by reference to Exhibit 10.1 of Oxbridge Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 7, 2023).
10.16	Form of FPA Funding Amount PIPE Subscription Agreement, dated August 6, 2023 (incorporated by reference to Exhibit 10.2 of Oxbridge Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 7, 2023).
10.17	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.18	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.19	Letter Agreement dated August 10, 2023 between Oxbridge Acquisition Corp. and OAC Sponsor Ltd. (incorporated by reference to Exhibit 10.5 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.20	Settlement Agreement date August 10, 2023 between Oxbridge Acquisition Corp. and Maxim Group LLC (incorporated by reference to Exhibit 10.6 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.21	Registration Rights Agreement dated August 10, 2023 between Oxbridge Acquisition Corp. and Maxim Group LLC (incorporated by reference to Exhibit 10.7 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.22	Settlement Agreement date August 10, 2023 between Oxbridge Acquisition Corp. and OAC Sponsor Ltd. (incorporated by reference to Exhibit 10.8 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.23	Registration Rights Agreement dated August 10, 2023 between Oxbridge Acquisition Corp. and OAC Sponsor Ltd.
10.24	Forward Purchase Agreement Confirmation Amendment dated as of August 31, 2023 (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on September 1, 2023).
10.25	Bridge Agreement dated September 11, 2023 between Jet.AI Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on September 15, 2023)
10.26	Waiver of certain rights under the Bridge Agreement by Michael Winston (incorporated by reference to Exhibit 10.2 of Jet.AI’s Current Report on Form 8-K filed with the SEC on September 15, 2023)
10.27	Forward Purchase Agreement Confirmation Second Amendment, dated as of October 2, 2023, among Jet.AI Inc. and the other parties named therein (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on October 10, 2023).
10.28	Form of Warrant Exchange Agreement dated as of December 28, 2023 (incorporated by reference to Exhibit 10.28 of Jet.AI’s Current Report on Form 8-K filed with the SEC on January 3, 2024).
10.29	Form of Warrant Exchange Agreement (incorporated by reference to Exhibit 10.29 of Jet.AI’s Current Report on Form 8-K filed with the SEC on January 17, 2024).
10.30	Securities Purchase Agreement dated as of March 28, 2024 and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.30 of the Original Form 10-K filed with the SEC on April 1, 2024).
10.31	Voting Agreement dated as of March 29, 2024 by and among Jet.AI Inc. and certain stockholders (incorporated by reference to Exhibit 10.31 of the Original Form 10-K filed with the SEC on April 1, 2024).
10.32	Registration Rights Agreement dated as of March 29, 2024 between Jet.AI Inc. and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.32 of the Original Form 10-K filed with the SEC on April 1, 2024).
10.33**	Non-Employee Director Compensation Policy
10.34	Placement Agency Agreement (incorporated by reference to Exhibit 10.33 of Jet.AI’s Current Report on Form 8-K filed with the SEC on April 19, 2024)
21.1	List of Subsidiaries of Jet.AI Inc. (incorporated by reference to Exhibit 21.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
23.1†	Consent of Hacker Johnson & Smith PA (incorporated by reference to Exhibit 23.1 of the Original Form 10-K filed with the SEC on April 1, 2024).
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 of the Original Form 10-K filed with the SEC on April 1, 2024).

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 of the Original Form 10-K filed with the SEC on April 1, 2024).
31.3	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Original Form 10-K filed with the SEC on April 1, 2024).
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of the Original Form 10-K filed with the SEC on April 1, 2024).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

+	Furnished herewith.
*	As permitted by Regulation S-K, Item 601(b)(10)(iv) of the Securities Exchange Act of 1934, as amended, certain confidential portions of this exhibit have been redacted from the publicly filed document. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request
**	Indicates a management contract or any compensatory plan, contract or arrangement.

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
Date: April 29, 2024

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mike Winston	Executive Chairman and Interim Chief Executive Officer	April 29, 2024
Mike Winston	(Principal Executive Officer)

/s/ George Murnane	Interim Chief Financial Officer and Director	April 29, 2024
George Murnane	(Principal Financial Officer, Principal Accounting Officer)

/s/ William Yankus	Director	April 29, 2024
William Yankus

/s/ Wrendon Timothy	Director	April 29, 2024
Wrendon Timothy

/s/ Lt. Col. Ran David	Director	April 29, 2024
Lt. Col. Ran David

/s/ Donald Jeffrey Woods	Director	April 29, 2024
Donald Jeffrey Woods

/s/ Ehud Talmor	Director	April 29, 2024
Ehud Talmor

