Form 10-Q
period 2024-03-31
Jet.AI Inc.
filed 2024-05-15
CIK 1861622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-40725

Jet.AI Inc.

(Exact Name of Registrant As Specified In Its Charter)

Delaware	93-2971741
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10845 Griffith Peak Dr. Suite 200 Las Vegas, NV	89135
(Address of Principal Executive Offices)	(ZIP Code)

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

As of May 15, 2024, there were 12,721,468 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

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

ii

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

JET.AI, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$595,555	$2,100,543
Accounts receivable	162,962	96,539
Other current assets	104,657	190,071
Prepaid offering costs	800,000	800,000
Subscription receivable	1,500,025	-
Total current assets	3,163,199	3,187,153

Property and equipment, net	6,967	7,604
Intangible assets, net	53,577	73,831
Right-of-use lease asset	1,442,884	1,572,489
Investment in joint venture	100,000	100,000
Deposits and other assets	798,111	798,111
Total assets	$5,564,738	$5,739,188

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,386,436	$1,656,965
Accrued liabilities	2,444,004	2,417,115
Deferred revenue	1,395,285	1,779,794
Operating lease liability	513,869	510,034
Note payable	-	321,843
Notes payable - related party	-	266,146
Total current liabilities	5,739,594	6,951,897

Lease liability, net of current portion	891,415	1,021,330
Redeemable preferred stock	1,702,000	1,702,000
Total liabilities	8,333,009	9,675,227

Commitments and contingencies (Note 2 and 5)	-	-

Stockholders’ Deficit
Preferred Stock, 4,000,000 shares authorized, par value $0.0001, 0 issued and outstanding	-	-
Series B Convertible Preferred Stock, 5,000 shares authorized, par value $0.0001, 150 and 0 issued and outstanding, respectively	-	-
Common stock, 55,000,000 shares authorized, par value $0.0001, 12,555,144 and 9,754,364 issued and outstanding, respectively	1,255	975
Subscription receivable	(6,724)	(6,724)
Additional paid-in capital	39,738,635	35,342,098
Accumulated deficit	(42,501,437)	(39,272,388)
Total stockholders’ deficit	(2,768,271)	(3,936,039)
Total liabilities and stockholders’ deficit	$5,564,738	$5,739,188

See accompanying notes to the consolidated financial statements

JET.AI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023

Revenues	$3,848,598	$1,875,508

Cost of revenues	3,972,954	1,950,526

Gross loss	(124,356)	(75,018)

Operating Expenses:
General and administrative (including stock-based compensation of $1,199,318 and $1,407,044, respectively)	2,546,294	2,488,018
Sales and marketing	446,600	120,167
Research and development	32,546	36,319
Total operating expenses	3,025,440	2,644,504

Operating loss	(3,149,796)	(2,719,522)

Other expense (income):
Interest expense	79,314	-
Other income	(61)	-
Total other expense	79,253	-

Loss before provision for income taxes	(3,229,049)	(2,719,522)

Provision for income taxes	-	-

Net Loss	$(3,229,049)	$(2,719,522)
Less cumulative preferred stock dividends	29,728	-
Net Loss to common stockholders	$(3,258,777)	$(2,719,522)

Weighted average shares outstanding - basic and diluted	11,441,443	3,902,489
Net loss per share - basic and diluted	$(0.28)	$(0.70)

See accompanying notes to the consolidated financial statements

JET.AI, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	Series B Preferred Stock		Common Stock		Subscription	Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Equity
Balance at December 31, 2022	-	$-	4,454,665	$445	$(15,544)	$27,407,372	$(26,655,980)	$736,293
Stock-based compensation	-	-	-	-	-	1,407,044	-	1,407,044
Sale of Common Stock for cash	-	-	65,960	7	(86,370)	1,598,623		1,512,260
Receipt of subscription receivable	-	-	-	-	76,435	-	-	76,435
Offering costs	-	-	-	-	-	(436,969)	-	(436,969)
Net loss	-	-	-	-	-	-	(2,719,522)	(2,719,522)
Balance at March 31, 2023 (unaudited)	-	$-	4,520,625	$452	$(25,479)	$29,976,070	$(29,375,502)	$575,541

	Series B Preferred Stock		Common Stock		Subscription	Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Equity
Balance at December 31, 2023	-	$-	9,754,364	$975	$(6,724)	$35,342,098	$(39,272,388)	$(3,936,039)
Stock-based compensation	-	-	-	-	-	1,199,318	-	1,199,318
Sale of Series B Convertible Preferred Units	150	-	250,000	25	-	1,500,000		1,500,025
Offering costs	-	-	-	-	-	(155,000)	-	(155,000)
Issuance of Common Stock upon exercise of warrants	-	-	1,550,780	155	-	742,319	-	742,474
Sale of Common Stock for cash	-	-	1,000,000	100	-	1,109,900	-	1,110,000
Net loss	-	-	-	-	-	-	(3,229,049)	(3,229,049)
Balance at March 31, 2024 (unaudited)	150	$-	12,555,144	$1,255	$(6,724)	$39,738,635	$(42,501,437)	$(2,768,271)

See accompanying notes to the consolidated financial statements

JET.AI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,229,049)	$(2,719,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	33,813	33,596
Amortization of debt discount	80,761	-
Stock-based compensation	1,199,318	1,407,044
Non-cash operating lease costs	129,605	125,884
Changes in operating assets and liabilities:
Accounts receivable	(66,423)	-
Other current assets	85,414	(98,571)
Accounts payable	(270,529)	22,105
Accrued liabilities	26,889	(192,625)
Deferred revenue	(384,509)	352,401
Operating lease liability	(126,080)	(122,359)
Net cash used in operating activities	(2,520,790)	(1,192,047)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(4,339)
Purchase of intangible assets	(12,922)	(4,294)
Investment in joint venture	-	(100,000)
Deposits and other assets	-	15,000
Net cash used in investing activities	(12,922)	(93,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments - notes payable	(371,250)	-
Repayments - related party notes payable	(297,500)	-
Offering costs	(155,000)	(436,969)
Exercise of warrants	742,474	-
Proceeds from sale of Common Stock	1,110,000	1,588,695
Net cash provided by financing activities	1,028,724	1,151,726

Decrease in cash and cash equivalents	(1,504,988)	(133,954)
Cash and cash equivalents, beginning of period	2,100,543	1,527,391
Cash and cash equivalents, end of period	$595,555	$1,393,437

Supplemental disclosures of cash flow information:
Cash paid for interest	$79,314	$-
Cash paid for income taxes	$-	$-

Non cash financing activities:
Subscription receivable from sale of common and preferred stock	$1,500,025	$9,935

See accompanying notes to the consolidated financial statements

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

Following the closing of the Business Combination, the Company owns, directly or indirectly, all of the issued and outstanding equity interests in the Second Merger Sub and its subsidiaries, and the stockholders of Jet Token as of immediately prior to the effective time of the First Merger (the “Jet Token Stockholders”) hold a portion of the Company’s common stock, par value $0.0001 per share (the “Common Stock”).

As a result of and upon the effective time of the Domestication: (a) each then issued and outstanding Class A Ordinary Share of Oxbridge was converted automatically, on a one-for-one basis, into a share of Common Stock; (b) each then issued and outstanding Class B Ordinary Share of Oxbridge was converted automatically, on a one-for-one basis, into a share of Common Stock; (c) each then issued and outstanding Oxbridge Warrant was converted automatically into a warrant to purchase one share of Common Stock pursuant to the Warrant Agreement (“Jet.AI Warrant”); and (d) each then issued and outstanding Oxbridge Unit was converted automatically into a Jet.AI Unit, each consisting of one share of Common Stock and one Jet.AI Warrant.

At the effective time of the Business Combination (the “Effective Time”), (i) each outstanding share of Jet Token Common Stock, including each share of Jet Token Preferred Stock that was converted into shares of Jet Token Common Stock immediately prior to the Effective Time, was cancelled and automatically converted into the right to receive (x) the number of shares of Common Stock equal to the Stock Exchange Ratio of 0.03094529, and (y) the number of warrants (“Merger Consideration Warrants”) equal to the Warrant Exchange Ratio of 0.04924242; (ii) each Jet Token Option, whether or not exercisable and whether or not vested, that was outstanding immediately prior to the Effective Time was automatically converted into an option to purchase a number of Jet.AI Options based on the Option Exchange Ratio (determined in accordance with the Business Combination Agreement and as further described in the Proxy Statement); (iii) each Jet Token Warrant issued and outstanding immediately prior to the Effective Time was automatically converted into a warrant to acquire (x) a number of shares of Common Stock equal to the Stock Exchange Ratio and (y) a number of Merger Consideration Warrants equal to the Warrant Exchange Ratio; and (iv) each Jet Token RSU Award that was outstanding immediately prior to the Effective Time was converted into a Jet.AI RSU Award with respect to a number of RSUs based on the applicable exchange ratio as determined in accordance with the Business Combination Agreement.

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

The Company began ramping up its revenue-generating activities during the second half of the year ended December 31, 2021 and continuing into 2022 and 2023. During the next twelve months, the Company intends to fund its operations with capital from its operations, drawdowns under its GEM share purchase agreement and proceeds from the exercise of warrants under the Ionic Securities Purchase Agreement described in Note 6. The Company also has the ability to reduce cash burn to preserve capital. There are no assurances, however, that management will be able to raise capital on terms acceptable to the Company. If the Company is unable to obtain sufficient amounts of additional capital, the Company may be required to reduce the near-term scope of its planned development and operations, which could delay implementation of the Company’s business plan and harm its business, financial condition and operating results. The consolidated balance sheets do not include any adjustments that might result from these uncertainties.

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

Jet Token was determined to be the accounting acquirer in the Business Combination based on the following predominate factors:

●	Jet Token’s existing stockholders had the greatest voting interest in the combined entity;
●	Jet Token existing stockholders had the ability to nominate a majority of the initial members of the combined entity Board;
●	Jet Token’s senior management is the senior management of the combined entity;
●	Jet Token is the larger entity based on historical operating activity and has the larger employee base; and
●	The post-combination company has assumed a Jet Token branded name: “Jet.AI Inc.”

Unaudited Interim Financial Statements

Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these unaudited consolidated interim financial statements have been included. Such adjustments consist of normal recurring adjustments. The results of operations for the three months ended March 30, 2024 are not necessarily indicative of the results that may be expected for the full year.

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

Risks and Uncertainties

The Company has a limited operating history and has only recently begun generating revenue from intended operations. The Company’s business and operations are sensitive to general business and economic conditions in the U.S. and worldwide along with local, state, and federal governmental policy decisions. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse conditions may include but are not limited to: changes in the airline industry, fuel and operating costs, changes to corporate governance best practices for executive flying, general demand for private jet travel, regulations on carbon emissions from aviation and market acceptance of the Company’s business model. These adverse conditions could affect the Company’s financial condition and the consolidated results of its operations.

Cash and Cash Equivalents

For purpose of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Included within cash and cash equivalents is restricted cash of $500,000 at March 31, 2024 and December 31, 2023.

Offering Costs

The Company complies with the requirements of ASC 340 with regards to offering costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the consolidated balance sheets. The deferred offering costs will be charged to stockholders’ deficit upon the completion of an offering or to expense if the offering is not completed.

Other Current Assets

Other current assets include security deposits, which relate primarily to contractual prepayments to third-parties for future services, prepaid expenses and customer receivables for additional expenses incurred in their charter trips.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. As of March 31, 2024 and December 31, 2023, property and equipment consisted entirely of equipment which is being depreciated over a three-year period.

Internal Use Software

The Company incurs software development costs to develop software programs to be used solely to meet its internal needs and cloud-based applications used to deliver its services. In accordance with ASC 350-40, Internal-Use Software, the Company capitalizes development costs related to these software applications once a preliminary project stage is complete, funding has been committed, and it is probable that the project will be completed, and the software will be used to perform the function intended. As of March 31, 2024 and December 31, 2023, the Company has capitalized approximately $398,108 of internal software related costs, which is included in intangible assets in the accompanying consolidated balance sheets. The software officially launched on December 31, 2020. Amortization expense for the three months ended March 31, 2024 and 2023 was $33,176, which is included in cost of revenues in the accompanying consolidated statements of operations. Accumulated amortization as of March 31, 2024 was $431,276.

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

Deferred revenue is an obligation to transfer services to a customer for which the Company has already received consideration. Upon receipt of a prepayment from a customer for all or a portion of the transaction price, the Company initially recognizes a contract liability. The contract liability is settled, and revenue is recognized when the Company satisfies its performance obligation to the customer at a future date. As of March 31, 2024 and December 31, 2023, the Company deferred $1,207,474 and $1,510,976, respectively, related to prepaid flight hours under the jet card program for which the related travel had not yet occurred.

The Company also generates revenues from individual ad hoc charter bookings processed through the Company’s App, whereby the Company will source, negotiate, and arrange travel on a charter basis for a customer based on pre-selected options and pricing provided by the Company to the customer through the App. In addition, Cirrus markets charter on the Company’s aircraft for the Company’s benefit. Deferred revenue with respect to the App was $187,811 and $268,818 as of March 31, 2024 and December 31, 2023, respectfully.

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

The following is a breakout of revenue components by subcategory for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended
	March 31,
	2024	2023

Software App and Cirrus Charter	$2,371,091	$994,253
Jet Card and Fractional Programs	677,320	547,545
Management and Other Services	800,187	333,710
	$3,848,598	$1,875,508

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

Aircraft Sales

The Company acquires aircraft from vendors and various other third-party sellers in the private aviation industry. The Company’s classifies the purchase as aircraft inventory on the consolidated balance sheets. Aircraft inventory is valued at the lower of cost or net realizable value. Sales are recorded on a gross basis within revenues and cost of revenue in the consolidated statements of operations. The Company recorded aircraft sales of $0 for the three months ended March 31, 2024 and 2023.

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

Advertising Costs

The Company expenses the cost of advertising and promoting the Company’s services as incurred. Such amounts are included in sales and marketing expense in the consolidated statements of operations and totaled $446,600 and $120,167 for the three months ended March 31, 2024 and 2023, respectively.

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

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statements of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. For periods in which the Company incurs a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from diluted EPS calculations. For the three months ended March 31, 2024 and 2023, there were 3,659,015 and 3,284,488 options, 25,221,406 and 0 warrants to purchase common stock, 1,807,229 and 0 common shares issuable upon conversion of Series B Preferred Stock (as defined below), 1,500 and 0 respectively, excluded.

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

NOTE 3 – OTHER ASSETS

Other assets consisted of the following:

	March 31, 2024	December 31, 2023
Deposits	$108,361	$108,361
Lease Maintenance Reserve	689,750	689,750
Total Other Assets	$798,111	$798,111

NOTE 4 – NOTES PAYABLE

Bridge Agreement

On September 11, 2023, the Company entered into a binding term sheet (“Bridge Agreement”) with eight investors whereby the investors purchased from the Company senior secured promissory notes in the aggregate principal amount of $625,000, including $281,250 from related parties. The Bridge Agreement was entered into with, and funding was provided by, Michael Winston, the Executive Chairman of the Board and Interim Chief Executive Officer, Wrendon Timothy, a member of the Board and all three Committees of the Board, William Yankus, a member of the Board and two of its Committees, and Oxbridge RE Holdings Limited, a significant stockholder of the Company for which Mr. Timothy serves as a director and officer, as well as the four other investors named in the Bridge Agreement. Given Mr. Winston’s dual role as a participant in the negotiations with third parties and his participation in the bridge financing itself, for avoidance of doubt, he agreed to waive any right to receive accrued interest on the principal amount of his note, as well as any redemption premium or any increase in the principal amount of his note in connection with an event of default.

The Company received net proceeds of $500,000, resulting in an original issue discount of $112,500. The notes bear interest at five percent (5%) per annum and matured on March 11, 2024 (the “Maturity Date”). The Company recognized a debt discount of $181,250 from the notes, of which $90,625 was amortized during the three months ended March 31, 2024. Interest expense was $79,314 for the three months ended March 31, 2024.

These notes and accrued interest payable were fully repaid during the three months ended March 31, 2024.

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

The lease agreement also requires the Company to hold a liquidity reserve of $500,000 in a separate bank account as well as a maintenance reserve of approximately $690,000 for the duration of the lease term. The liquidity reserve is held in a bank account owned by the Company. As such, this is classified as restricted cash in the accompanying consolidated balance sheets. The maintenance reserve are funds held by the lessor to be used for reasonable maintenance expenses in excess of those covered by the airframe and engine maintenance programs maintained by the Company. These maintenance programs are designed to fully cover the Company’s aircraft’s maintenance costs, both scheduled and unscheduled, and therefore the Company does not expect these funds will be drawn upon. If funds from the maintenance reserve are expended by the lessor, the Company is required to replenish the maintenance reserve account up to the required reserve amount. Any funds remaining at the end of the Lease term will be returned to the Company. The maintenance reserve is included within deposits and other assets in the accompanying consolidated balance sheet. In connection with this leasing arrangement, the Company agreed to pay an arrangement fee of $70,500 to a separate third party.

Total lease expense for the three months ended March 31, 2024 and 2023 was $320,775 and $548,049, respectively, which is included within cost of revenues in the accompanying statements of operations.

Right-of-use lease assets and lease liabilities for our operating lease was recorded in the consolidated balance sheet as follows:

	March 31,	December 31,
	2024	2023

Operating lease right-of-use asset	$2,576,036	$2,576,036
Accumulated amortization	(1,133,152)	(1,003,547)
Net balance	$1,442,884	$1,572,489

Lease liability, current portion	$513,869	$510,034
Lease liability, long-term	891,415	1,021,330
Total operating lease liabilities	$1,405,284	$1,531,364

As of March 31, 2024, the weighted average remaining lease term was 2.7 years, and the weighted average discount rate was 3%.

As of March 31, 2024, future minimum required lease payments due under the non-cancellable operating lease are as follows:

2024 (nine months)	$411,750
2025	549,000
2026	503,250
Total future minimum lease payments	1,464,000
Less imputed interest	(58,716)
Maturities of lease liabilities	$1,405,284

GEM Share Purchase Agreement

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

During the three months ended March 31, 2024, the Company issued 1,000,000 shares of common stock pursuant to the agreement for total consideration of $1.1 million.

In consideration for these services, the Company has agreed to pay GEM a commitment fee equal to $800,000 payable in cash or freely tradable shares of the Company’s common stock, payable on or prior to the first anniversary of the date of listing. Pursuant to the Share Purchase Agreement, the Company issued to GEM a warrant granting it the right to purchase up to 2,179,447 shares of common stock of the Company on a fully diluted basis. The warrant was issued with an exercise price of $8.60 and a term of three years. The exercise price is subject to certain adjustments based on equity issuances by the Company, and as a result of the Series B Preferred Stock financing transaction discussed in Note 6, the warrant exercise price was reduced to $5.81 per share as of March 31, 2024

The Company has also entered into a Registration Rights Agreement with GEM, obligating the Company to file a registration statement with respect to resales of the shares of common stock issuable to GEM under the Share Purchase Agreement and upon exercise of the warrant. Because such registration statement was not declared effective by October 23, 2023 (the “Effectiveness Deadline”), the Company must pay to GEM an amount equal to $10,000 for each day following the Effectiveness Deadline until the registration statement has been declared effective. The fee payable under the GEM Registration Rights Agreement will not exceed $300,000 if such delay in the declaration of effectiveness of the registration statement is caused by delays in SEC review of the registration statement or the SEC’s refusal to declare the registration statement effective. The registration statement was declared effective on December 21, 2023. The Company has accrued $300,000 as of March 31, 2024 and December 31, 2023 with respect to this agreement.

On October 23, 2023, the Company entered into a warrant amendment agreement, retroactively effective as of August 10, 2023 (the “GEM Warrant Amendment”). The GEM Warrant Amendment provides that GEM can elect to limit the exercisability of its warrant (the “GEM Warrant”) to purchase shares of the Company’s common stock, such that it is not exercisable to the extent that, after giving effect to the exercise, GEM and its affiliates, to the Company’s actual knowledge, would beneficially own in excess of 4.99% of the Company’s common stock outstanding immediately after giving effect to such exercise. On October 23, 2023, GEM provided a notice to the Company electing to have this limit apply to the GEM Warrant effective as of August 10, 2023. GEM may revoke this election notice by providing written notice to the Company of such revocation, which revocation would not be effective until the sixty-first (61st) day after such notice is delivered to the Company.

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

The Forward Purchase Agreement, as amended, provides for a cash settlement following the Valuation Date, at which time Seller is obligated to pay the Company an amount equal to the “Number of Shares” subject to the Forward Purchase Agreement (provided such Shares are registered for resale or freely transferrable pursuant to an exemption from registration) multiplied by a per share price reflecting the Company’s volume weighted average trading price over a number of days following the Valuation Date, subject to alternate calculations in certain circumstances. At settlement, the Company is obligated to pay Seller a settlement adjustment of $2.00 per share for the total Number of Shares, which is payable in cash, or in shares of the Company’s common stock if the settlement adjustment is greater than the settlement amount payable by Seller and provided that Seller’s ownership would not exceed 9.9% of the Company’s outstanding common stock. Provided further, that is the settlement amounts less the settlement amount adjustment is a negative number and the Company has elected to pay the settlement amount adjustment in cash, then neither Meterora nor the Company shall be liable to the other party for any payment under the Forward Purchase Agreement. The Forward Purchase Agreement was determined to be a freestanding equity-linked financial instrument under ASC 480. The FPA does not include an obligation to issue warrants. As such, the FPA shares were classified as equity and net payments made to the company were recorded to additional paid in capital as part of the recapitalization.

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

Maxim Settlement Agreement

On August 10, 2023, the Company entered into a settlement agreement (“Maxim Settlement Agreement”) with Maxim Group LLC, the underwriter for the Company’s initial public offering (“Maxim”). Pursuant to the Maxim Settlement Agreement, the Company issued 270,000 shares of Common Stock to settle the payment obligations of the Company under the underwriting agreement dated on or about August 11, 2021, by and between the Company and Maxim, which shares of Common Stock are subject to a Registration Rights Agreement. The Company also issued 1,127 shares of 8% Series A Cumulative Convertible Preferred Stock in an amount equal in value to $1,127,000 (the “Series A Preferred Shares”). The shares of Common Stock issuable upon conversion of the Series A Preferred Shares are subject to mandatory redemption on August 10, 2024, which will be automatically extended by an additional three (3) month period if the Company has not as of such date closed upon one or more equity financings that, in total, result in gross proceeds to the Company of $10.0 million or greater. If the Company raises equity capital, 15% of the net proceeds must be used to redeem the Series A Preferred Shares.

Sponsor Settlement Agreement

On August 10, 2023, the Company entered into a settlement agreement (“Sponsor Settlement Agreement”) with Sponsor. Pursuant to the Sponsor Settlement Agreement, the Company issued 575 shares of the Company’s 5% Series A-1 Cumulative Convertible Preferred Stock (the “Series A-1 Preferred Shares”) to settle the payment obligations of the Company under a promissory note in the principal amount of $575,000 dated November 14, 2022 in favor of Sponsor. The shares of Common Stock issuable upon conversion of the Series A-1 Preferred Shares are subject to mandatory redemption on August 10, 2024, which will be automatically extended by an additional three (3) month period if the Company has not as of such date closed upon one or more equity financings that, in total, result in gross proceeds to the Company of $10.0 million or greater. If the Company raises equity capital, 15% of the net proceeds must be used to redeem the Series A Preferred Shares. Cumulative preferred stock dividends on Series A-1 preferred shares were $76,315 at March 31, 2024.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The Amended and Restated Certificate of Incorporation of the Company dated August 10, 2023, authorized the issuance of 59,000,000 shares, consisting of two classes: 55,000,000 shares of common stock, $0.0001 par value per share, and 4,000,000 shares of preferred stock, $0.0001 par value per share, including 5,000 shares of Series B Convertible Preferred Stock, par value $0.0001, pursuant to the Certificate of Designations of Series B Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on March 28, 2024. As of March 31, 2024, there are 1,702 issued and outstanding shares of Series A and Series A-1 convertible preferred stock, and 1,500 issued and outstanding shares of Series B convertible preferred stock.

Upon the consummation of the Business Combination, 4,523,167 shares of Common Stock and 7,196,375 Merger Consideration Warrants were issued to the Historical Rollover Shareholders in exchange for all outstanding shares of Jet Token Common Stock (including shares of Jet Token Preferred Stock converted in the Conversion). The Company also reserved for issuance up to 3,284,488 shares of Common Stock in respect of Jet.AI Options issued in exchange for outstanding pre-merger Jet Token Options, and 148,950 shares of Common Stock and 237,030 Merger Consideration Warrants in respect of Jet.AI RSU Awards issued in exchange for outstanding pre-merger Jet Token RSU Awards. Each Merger Consideration Warrant entitles the registered holder to purchase one whole share of the Company’s common stock at a price of $15.00 per share and expire ten years after issuance. The Company also had 5,760,000 warrants outstanding as of March 31, 2024 with an exercise price of $11.50.

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

Series B Convertible Preferred Stock Securities Purchase Agreement

On March 28, 2024 the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Ionic Ventures, LLC (“Ionic”) for a private placement, which closed on March 29, 2024. Pursuant to the Securities Purchase Agreement the Company sold 150 shares of Series B convertible preferred stock (“Series B Preferred Stock”), a warrant to purchase up to 1,500 shares of Series B preferred stock with an exercise price of $10,000, and 250,000 shares of common stock for gross proceeds of $1,500,025 before deducting offering costs of $155,000.

Each share of Series B Preferred Stock is convertible into a number of shares of Common Stock, subject to certain limitations, including a beneficial ownership limitation of 4.99% (calculated in accordance with the rules promulgated under Section 13(d) of the Securities Exchange Act of 1934), which can be adjusted to a beneficial ownership limitation of 9.99% upon 61 days prior written notice by Iconic. Prior to the approval by the Company’s stockholders of the issuance of shares of common stock issuable upon exercise of the shares of Series B Preferred Stock in accordance with Nasdaq Stock Market Rules, shares of Series B Preferred Stock cannot be converted into shares of common stock if, as a result of such conversion, the number of shares of common stock to be issued would exceed 19.9% of the total number of shares of the Company’s outstanding common stock.

Subject to the limitations set forth in the preceding paragraph and provided there is an effective registration statement covering Ionic resale of common stock underlying the Series B Preferred Stock, shares of Series B Preferred Stock will automatically convert into shares of common stock on or prior to the tenth trading day after the issuance date of such shares of Series B Preferred Stock. The number of shares of common stock issuable upon conversion of a share of Series B Preferred Stock is calculated by dividing the conversion amount per share of Series B Preferred Stock by the then conversion price. The conversion amount is equal to the stated value of the shares of Series B Preferred Stock, which is $10,000, plus any additional amounts and late charges calculated in accordance with the Certificate of Designations. The conversion price is equal to 90% (or, in the case of a delisting, 80%) of the lowest daily volume weighted average price of Common Stock over a period beginning on the trading day after the Company delivers shares of common stock upon such conversion to Ionic and ending on the trading day on which the aggregate dollar trading volume of our common stock exceeds seven times the applicable conversion amount, subject to a five trading day minimum period for such calculation, and subject to certain adjustments.

If certain defined “triggering events” defined in the Certificate of Designations occur, such as a breach of the Ionic Registration Rights Agreement, suspension of trading, or the Company’s failure to convert the Series B Preferred Stock into common stock when a conversion right is exercised, then the Company may be required to redeem the Series B Preferred Stock for cash at 110% of the stated value.

In connection with the transactions under the Securities Purchase Agreement, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Maxim Group LLC (“Maxim”). Pursuant to the terms of the Placement Agency Agreement, the Company must pay Maxim a cash fee equal to 7% of the aggregate gross proceeds raised under the Securities Purchase Agreement and reimburse Maxim, directly upon the initial closing under the Securities Purchase Agreement for all travel and other documented out-of-pocket expenses incurred by Maxim, including the reasonable fees, costs and disbursements of its legal counsel, in an amount not to exceed an aggregate of $15,000. The Company paid Maxim a total of $120,000 out of the gross proceeds it received on April 1, 2024. If the Company issues additional securities to Ionic as contemplated by the Securities Purchase Agreement, the Company would be obligated to pay Maxim cash fees of up to $1,050,000.

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

Regulation A offerings

In June 2021, the Company undertook another Regulation A, Tier 2 offering for which it is selling up to 902,777 non-voting common stock at $24 per share for a maximum of $21,880,000. During the three months ended March 31, 2023, the Company collected on the escrow funds and issued an additional 65,960 shares of non-voting common stock under the Regulation A, Tier 2 campaign for aggregate gross proceeds of $1,598,630.

Stock Options

In connection with the Business Combination, the Company adopted the Omnibus Incentive Plan. The Omnibus Incentive Plan provides for the grant of equity awards to employees, outside directors, and consultants, including the direct award or sale of shares, stock options, and restricted stock units to purchase shares. The Omnibus Incentive Plan is a continuation of the 2018 Plan and 2021 Plan, which were assumed from Jet Token and amended, restated and re-named into the form of the Omnibus Incentive Plan effective as of the consummation of the Business Combination. As of March 31, 2024, the total number of shares reserved for issuance under the Omnibus Incentive Plan was 19,802. The Omnibus Incentive Plan is administered by the Company’s Board of Directors, and expires ten years after adoption, unless terminated by the Board.

On June 4, 2018, the Company’s Board of Directors adopted the Jet.AI, Inc. 2018 Stock Option and Grant Plan (the “2018 Plan”). The 2018 Plan provides for the grant of equity awards to employees, non-employee directors and consultants, to purchase shares of the Company’s common stock. As of March 31, 2024 and 2023, the total number of shares reserved for issuance under the 2018 Plan was 2,320,897. The 2018 Plan is administered by the Company’s Board of Directors.

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

During the three months ended March 31, 2023, the Company granted a total of 68,080 stock options to purchase common stock to various employees, advisors and consultants. The options have a ten-year life and have exercise prices of $10.42. 6,189 of the options vest over a period of two months, while the remaining options vest in monthly tranches over a three-year period. The options had a grant date fair value of approximately $1,271,040, which will be recognized over the vesting period.

During the three months ended March 31, 2024 and 2023, stock-based compensation expense of $1,199,318 and $1,407,044, respectively, was recognized for the vesting of these options. As of March 31, 2024, there was approximately $3,490,329 in unrecognized stock-based compensation, which will be recognized through September 2026.

A summary of our stock option activity for the three months ended March 31, 2024 and 2023, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted average Remaining Contractual Term
Outstanding at December 31, 2022	3,216,408	$6.48	8.06
Granted	68,080	10.42	10.00
Exercised	-	-	-
Forfeitures	-	-	-
Outstanding at March 31, 2023	3,284,488	$6.56	7.85

Outstanding at December 31, 2023	3,659,015	$6.19	7.40
Granted	-	-	-
Exercised	-	-	-
Forfeitures	-	-	-
Outstanding at March 31, 2024	3,659,015	$6.19	7.15

Exercisable at March 31, 2024	3,120,585	$6.29	6.87

Restricted Stock Units

In August 2021, the Company granted Restricted Stock Units (RSUs) to a contractor. The grant allows the contractor to earn up to 148,950 shares of non-voting common stock and contains both service-based vesting requirements and liquidity event requirements. Service-based requirements are such that the contractor needs to continue to provide service through August 2022. In addition to the service-based requirements, in order for the RSUs to vest, the Company will need to undertake an IPO or a sale as defined by the grant notice. The RSUs vested as a result of the Business Combination.

Warrants

Number of outstanding warrants exercisable to acquire our common stock as of March 31, 2024 is as follows:

Warrant	Expiration Date	Exercise Price	Number Outstanding
JTAIW Warrants	8/11/2028	$11.50	15,608,554
JTAIZ Warrants	8/11/2033	$15.00	7,433,405
GEM Warrants	8/11/2026	$5.81	2,179,447
Total			25,221,406

In addition, as of March 31, 2024 we had outstanding a warrant exercisable to acquire 150 shares of the Company’s Series B Preferred Stock (being the Ionic Warrant as further described in this report).

NOTE 7 – RELATED PARTY TRANSACTIONS

See Note 4 for discussion of Bridge Agreement entered into with related parties.

See Note 5 for discussion of related party Settlement Agreement with Maxim.

See Note 6 for discussion of related party Placement Agent Agreement with Maxim.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company’s financial instruments, which consist of cash and cash equivalents, accounts receivable, accounts payable, and notes payable approximate fair value due to their short-term nature.

NOTE 9 – DEFERRED REVENUE

Changes in deferred revenue for the three months ended March 31, 2024 were as follows:

Deferred revenue as of December 31, 2023	$1,779,794
Amounts deferred during the period	2,324,663
Revenue recognized from amounts included in the deferred revenue beginning balance	(841,375)
Revenue from current period sales	(1,867,797)
Deferred revenue as of March 31, 2024	$1,395,285

NOTE 10 – SUBSEQUENT EVENTS

On April 2, 2024, the Company received gross proceeds of $1,500,025 from Ionic pursuant to the Securities Purchase Agreement described in Note 6 above.

The Company has evaluated subsequent events that occurred after March 31, 2024 through May 15, 2024, the date of these consolidated financial statements were available to be issued, and noted no additional events requiring recognition for disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which Jet.AI’s management believes is relevant to an assessment and understanding of its consolidated results of operations and financial condition. You should read the following discussion and analysis of Jet.AI’s financial condition and results of operations together with the historical unaudited consolidated financial statements as of March 31, 2024 and December 31, 2023, and the three months ended March 31, 2024 and 2023, and the related notes that are included elsewhere in this report.

Certain of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to plans and strategy for Jet.AI’s business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Item 1A – Risk Factors” in Jet.AI’s Annual Report on Form 10-K filed with the SEC on April 1, 2024, Jet.AI’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Factors that could cause or contribute to such differences include, but are not limited to, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this report. We assume no obligation to update any of these forward-looking statements.

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

Overview

Jet.AI, a Delaware corporation (“Jet.AI”, “Company”, “we” or “us”), was founded in 2018 by Michael Winston, its Executive Chairman. The Company, directly and indirectly through its subsidiaries, has been principally involved in (i) the sale of fractional and whole interests in aircraft, (ii) the sale of jet cards, which enable holders to use certain of the Company’s and other’s aircraft at agreed-upon rates, (iii) the operation of a proprietary booking platform, which functions as a prospecting and quoting platform to arrange private jet travel with third party carriers as well as via the Company’s leased and managed aircraft, (iv) direct chartering of its HondaJet aircraft by Cirrus, (v) aircraft brokerage and (vi) service revenue from the monthly management and hourly operation of customer aircraft.

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

Business Combination

On August 10, 2023, Oxbridge Acquisition Corp. (“Oxbridge”), consummated a business combination pursuant to a Business Combination Agreement and Plan of Reorganization, as amended by Amendment No. 1 to the Business Combination Agreement, dated as of May 11, 2023 (the “Business Combination Agreement”) among Oxbridge, OXAC Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Oxbridge (“First Merger Sub”), Summerlin Aviation LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Oxbridge (“Second Merger Sub”), and Jet Token, Inc., a Delaware corporation (“Jet Token”). Pursuant to the Business Combination Agreement, Oxbridge redomiciled as a Delaware corporation and was immediately renamed Jet.AI, Inc., and promptly thereafter, (a) First Merger Sub merged with and into Jet Token with Jet Token surviving the merger as a wholly owned subsidiary of Jet.AI Inc. and (b) Jet Token merged with and into Second Merger Sub (each merger and all other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

As a result of the Business Combination:

●	the then issued and outstanding Class A ordinary shares of Oxbridge were converted, on a one-for-one basis, into shares of common stock of Jet.AI, Inc.,

●	the then issued and outstanding Class B ordinary share of Oxbridge were converted, on a one-for-one basis, into shares of common stock of Jet.AI. Inc.,

●	the then issued and outstanding Oxbridge warrants were converted into an equal number of warrants, each exercisable for one share of common stock (“Jet.AI Warrants”),

●	the then issued and outstanding Oxbridge Units were converted into an equal number of Jet.AI Units, each consisting of one share of common stock and one Jet.AI Warrant,

●	the outstanding shares of Jet Token common stock, including all shares of Jet Token preferred stock that converted into shares of Jet Token common stock, were cancelled and converted into the right to receive the number of shares of Common Stock and the number of warrants (“Merger Consideration Warrants”) based on the respective exchange rations set forth in the Business Combination Agreement,

●	all outstanding Jet Token options for its common stock , whether or not exercisable and whether or not vested, were converted into options to purchase Common Stock based on the applicable exchange ratio determined in accordance with the Business Combination Agreement,

●	all outstanding Jet Token warrants were converted into warrants to acquire the number of shares of common stock and Merger Consideration Warrants based on the applicable exchange ratio set forth in the Business Combination Agreement, and

●	the outstanding Jet Token restricted stock unit awards were converted into Jet.AI restricted stock unit awards based on the applicable exchange ratio determined in accordance with the Business Combination Agreement.

As a result of the Business Combination, Jet.AI has one class of common stock, listed on Nasdaq under the ticker symbol “JTAI”, and two classes of warrants, the Jet.AI Warrants and the Merger Consideration Warrants, listed on Nasdaq under the ticker symbols “JTAIW” and “JTAIZ,” respectively.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023

Revenues	$3,848,598	$1,875,508

Cost of revenues	3,972,954	1,950,526

Gross loss	(124,356)	(75,018)

Operating Expenses:
General and administrative (including stock-based compensation of $1,199,318 and $1,407,044, respectively)	2,546,294	2,488,018
Sales and marketing	446,600	120,167
Research and development	32,546	36,319
Total operating expenses	3,025,440	2,644,504

Operating loss	(3,149,796)	(2,719,522)

Other expense (income):
Interest expense	79,314	-
Other income	(61)	-
Total other expense	79,253	-

Loss before provision for income taxes	(3,229,049)	(2,719,522)

Provision for income taxes	-	-

Net Loss	$(3,229,049)	$(2,719,522)
Less cumulative preferred stock dividends	29,728	-
Net Loss to common stockholders	$(3,258,777)	$(2,719,522)

Weighted average shares outstanding - basic and diluted	11,441,443	3,902,489
Net loss per share - basic and diluted	$(0.28)	$(0.70)

Three Months Ended March 31, 2024 and 2023

Revenues

Revenues for the first quarter of 2024 totaled $3.8 million, a $1.9 million increase from 2023’s first quarter revenues of $1.9 million, and were comprised of $1.7 million in software-related revenue, $684,000 in charter revenue from the chartering of our Citation CJ4 and HondaJets by our operating partner Cirrus, $677,000 in Jet Card revenue for hours flown and other charges based on hours flown and $800,000 in management and other service revenue from the management of customers’ aircraft.

The primary reason for this increase in revenue was due to primarily to significant increases in Software App and Management and Other Services revenues.

The following table sets forth a breakout of revenue components by subcategory for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended
	March 31,
	2024	2023

Software App and Cirrus Charter	$2,371,091	$994,253
Jet Card and Fractional Programs	677,320	547,545
Management and Other Services	800,187	333,710
	$3,848,598	$1,875,508

Software App revenue is the gross amount of charters booked through our app CharterGPT and Cirrus Charter revenue reflects the gross amount of charters on our aircraft booked by Cirrus. Software App revenue was $1.7 million in the first quarter of 2024, compared to $0.5 million in the first quarter of 2023. Cirrus Charter revenue was $0.7 million in the first quarter of 2024, compared to approximately $0.5 million in the first quarter of 2023. The increase in Software App and Cirrus Charter revenue reflects primarily increased utilization of the Company’s Citation CJ4 aircraft during the first quarter of 2024 compared to 2023 as well as increased booking through the CharterGPT app.

Under our jet card program we charge an hourly rate for flight time. Under our fractional program we charge a monthly fee and hourly fees based on usage. In both cases, prepaid flight hours and usage fees are recognized as revenue as the flight hours are used or forfeited and monthly fees are recognized monthly. Deferred revenue at the end of each period reflects prepaid flight hours for which the related travel had not yet occurred. We also record revenue for additional charges, representing primarily charges for cost reimbursements such as a fuel component adjustment to adjust for changes in fuel prices relative to the jet card and fractional contracts’ base fuel price and reimbursement of federal excise taxes. All of these revenues are reflected as Jet Card and Fractional Program revenues. The increase in revenue from Jet Card and Fractional Programs of $129,775 in the first quarter of 2024 compared to the first quarter of 2023 is due to higher utilization by our Jet Card clients as well as higher average revenues per flight hour.

The following table details the flight hours sold and flown or forfeited, as well as the associated deferred revenues and recognized revenues, respectively, and additional charges for the first quarter of 2024 and 2023:

	For the three months ended March 31,
	2024	2023
Deferred revenue at the beginning of the period (1)	$1,779,794	$933,361
Prepaid flight hours sold
Amount	$333,000	$742,250
Total Flight Hours	55	131

Prepaid flight hours flown
Amount	$636,502	$425,130
Total flight hours	95	86

Additional charges	$49,052	$122,415
Total flight hour revenue	$677,320	$547,545

Deferred revenue at the end of the period (2)	$1,395,285	$1,285,762

(1)	Deferred revenue at December 31, 2023 and 2022 also includes $268,818 and $11,800, respectively, with respect to customer prepayments associated with software app transactions.

(2)	Deferred revenue at March 31, 2024 and 2023 also includes $187,811 and $47,081, respectively, with respect to customer prepayments associated with software app transactions.

Management and Other Services revenue reflects monthly fees and other expenses from our management of a customer’s CJ4 as well as approximately $10,000 from aircraft brokerage fees. We began managing the CJ4 in mid-December of 2022.

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

As a result of our increased fleet utilization, the increase in jet card hours flown and additional costs resulting from pilot turn over, costs related to the operation of our aircraft and payments to Cirrus for their management increased $218,000 from $1.2 million in the first quarter of 2023 to $1.4 million in the first quarter of 2024 and aircraft lease payments increased $120,000 from $201,000 in the first quarter of 2023 to $321,000 in the first quarter of 2024. The Company also incurred third-party charter costs of approximately $2.1 million in the first quarter of 2024, a $1.6 million increase over the first quarter of 2023 reflecting primarily lack of availability of our aircraft due to pilot turnover and increased training time, combined with increased charter activity. Merchant fees and federal excise tax relating to charter flights of $161,000 in the first quarter of 2024 were a $94,000 increase over in the first quarter of 2023.

In total, it cost $4.0 million to operate our aircraft in the first quarter of 2024, compared to $2.0 million to operate our aircraft in the first quarter of 2023.

Gross loss

The resulting gross loss totaled approximately $124,356 for the first quarter of 2024, compared to a gross loss of $75,018 for the first quarter of 2023. The gross loss in the first quarter of 2024 was largely driven by increased subcharter costs.

Total Operating Expenses

In the first quarter of 2024, the Company’s operating expenses increased by $380,936 over the prior year comparable period primarily due to increased sales and marketing expenses. Excluding non-cash stock-based compensation of $1.2 million and $1.4 million in the first quarter of 2024 and 2023, respectively, general and administrative expenses rose by $266,000 primarily due to increases in professional service expense as well as increased insurance costs as a result of our public company directors’ and officers’ insurance.

The Company’s sales and marketing expenses increased by $326,433 to $446,600 in the first quarter of 2024 from $120,167 in the first quarter of 2023, due to increased software marketing from the introduction of CharterGPT and DynoFlight.

Research and development expenses decreased by $3,773 in the first quarter of 2024 from $36,319 in the first quarter of 2023, due to the reduced utilization of external software consultants.

Operating Loss

As a result of all of the above, in the first quarter of 2024 the Company recognized an operating loss of approximately $3.1 million, which was an increase in loss of approximately $0.4 million. The increase in operating loss was primarily due to increased subcharters, increased professional services expense and higher D&O insurance costs.

Other Expense (Income)

During the first quarter of 2024, the Company recognized $79,253 in other expense due primarily to interest expense related to the Company’s Bridge Agreement as defined and discussed below.

Liquidity and Capital Resources

Overview

As of March 31, 2024, the Company’s cash and equivalents were $595,555, including $500,000 of restricted cash under its aircraft leasing arrangements, as described below. As of March 31, 2024, current liabilities exceeded current assets by approximately $4.0 million, of which $1.4 million in liabilities represents deferred revenue that would be recorded as revenue once the flight hours are flown or forfeited.

During the period ended March 31, 2024, the Company raised (1) approximately $1,110,000 in funds from the issuance of 1,000,000 shares of common stock under the Share Purchase Agreement discussed below and (2) approximately $742,000 from Jet.AI Warrant exercises. Collectively, these actions resulted in our receiving an additional $1,852,000 of cash subsequent to December 31, 2023. In addition, in March 2024, the Company fully repaid approximately $683,000 of amounts due under the Bridge Agreement described below.

The Company also incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in its accumulated deficit of approximately $42.5 million as of March 31, 2024. While we expect to drive revenue and operating profit growth from aircraft acquisitions, higher average hourly pricing of jet cards, increased charter activity through CharterGPT and Reroute AI and SaaS revenues from DynoFlight, we expect to continue to incur operating losses to a greater or lesser extent for at least the next 12 months, depending on the timing and success of these initiatives. To bridge the gap, we intend to rely on funds available from share issuances under the Share Purchase Agreement and amounts received upon an exercise of the Ionic Warrant (as defined below), if any, to meet our funding obligations. Additional funding under the Share Purchase Agreement may be limited contractually and the Ionic Warrant may not be exercised by the holder. Furthermore, issuances of additional shares of common stock under the Share Purchase Agreement or upon conversion of the Series B Preferred Stock outstanding and underlying the Ionic Warrant may negatively impact the Company’s stock price and ability to raise additional funds. We will likely require additional capital resources to grow our business. In the absence of external financing the Company is prepared to cut its cash utilization by ceasing marketing and customer acquisition, suspending software development, streamlining operations, and servicing only existing customers. Such a reduction would allow the Company to continue to operate for a year or more by management’s estimate. During that time the Company would plan to arrange new financing and to then resume expansion.

Ionic Transaction

General

On March 28, 2024, Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) and a number of other transaction documents described below for a private placement with Ionic Ventures, LLC (“Ionic”), which closed on March 29, 2024 (the “Closing Date”), which we collectively refer to as the “Ionic Transaction.”

Pursuant to the Securities Purchase Agreement, the Company agreed to issue to Ionic (a) 150 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), which are convertible into shares of the Company’s common stock, (b) a warrant to purchase up to 1,500 shares of Series B Preferred Stock (the “Ionic Warrant”), at an exercise price of $10,000 per share, and (c) 250,000 shares of the Company’s common stock.

The Company received gross proceeds of approximately $1.5 million, not including customary placement fees and reimbursement of certain payables to Maxim Group LLC as placement agent and other expenses payable by the Company in connection with the Ionic Transaction. This amount excludes the proceeds, if any, from the exercise of the Ionic Warrant. The Company intends to use the remainder of the net proceeds for working capital, capital expenditures, product development, and other general corporate purposes. The Company has not allocated specific amounts of net proceeds for any of these purposes.

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

Each share of Series B Preferred Stock converts into a number of shares of our common stock, subject to certain limitations, including a beneficial ownership limitation of 4.99% (calculated in accordance with the rules promulgated under Section 13(d) of the Securities Exchange Act of 1934), which can be adjusted to a beneficial ownership limitation of 9.99% upon 61 days prior written notice by Ionic. Prior to the approval by our stockholders of the issuance of shares of common stock issuable upon exercise of the shares of Series B Preferred Stock in accordance with Nasdaq Stock Market Rules, we may not convert shares of Series B Preferred Stock into shares of common stock if, as a result of such conversion, the number of shares of common stock to be issued exceeds 19.9% of the total number of shares of common stock outstanding.

Subject to the limitations set forth in the preceding paragraph and provided there is an effective registration statement covering Ionic’s potential resale of common stock underlying the Series B Preferred Stock, shares of Series B Preferred Stock will automatically convert into shares of common stock on or prior to the tenth trading day after the issuance date of such shares of Series B Preferred Stock. The number of shares of common stock issuable upon conversion of a share of Series B Preferred Stock is calculated by dividing the conversion amount per share of Series B Preferred Stock by the then conversion price. The conversion amount is equal to the stated value of the shares of Series B Preferred Stock, which is $10,000, plus any additional amounts and late charges calculated in accordance with the Certificate of Designations. The conversion price is equal to 90% (or, in the case of a delisting, 80%) of the lowest daily volume weighted average price of our common stock over a period beginning on the trading day after we deliver shares of common stock upon such conversion to Ionic and ending on the trading day on which the aggregate dollar trading volume of our common stock exceeds seven times the applicable conversion amount, subject to a five trading day minimum period for such calculation, and subject to certain adjustments.

If certain defined “triggering events” defined in the Certificate of Designations occur, such as a breach of the Ionic Registration Rights Agreement, suspension of trading, or our failure to convert the Series B Preferred Stock into common stock when a conversion right is exercised, then we may be required to redeem the Series B Preferred Stock for cash at 110% of the stated value.

Other Transaction Documents

The Ionic Warrant exercise price is initially set at $10,000 per share of Series B Preferred Stock, subject to adjustment for certain events, such as a stock split, issuance of additional shares as a dividend or otherwise. If the entirety of the Ionic Warrant was exercised for cash, the Company would receive additional gross proceeds of approximately $15.0 million. The Company cannot predict when or if the Ionic Warrant will be exercised. It is possible that the Ionic Warrant may never be exercised. At any time when the Ionic Warrant is exercisable for less than 1,000 shares of Series B Preferred Stock, the Company has the right to redeem all or a portion of the Ionic Warrant by paying to Ionic in cash $100 per share of Series B Preferred Stock that would otherwise be issuable pursuant to the Ionic Warrant.

The Securities Purchase Agreement contains customary representations and warranties of the Company, on the one hand, and Ionic, on the other hand, and customary conditions to closing. Pursuant to the Securities Purchase Agreement, the Company has agreed to submit to its stockholders a proposal to approve the issuance of shares of common stock issuable upon exercise of the shares of Series B Preferred Stock in accordance with Nasdaq Stock Market Rules at a special meeting of stockholders at the earliest practicable date after the date of the Securities Purchase Agreement, but in no event later than ninety (90) days after the Closing Date. The Company entered into a voting agreement (the “Voting Agreement”) with Michael Winston, the Company’s Interim Chief Executive Officer, and OAC Sponsor Ltd. (the “Sponsor”), who together hold approximately 40% of the voting power of the Company as of the date of this report, agreeing to vote in favor of the proposal.

Additionally, on March 29, 2024, the Company entered into a Registration Rights Agreement (the “Ionic Registration Rights Agreement”) with Ionic, which, among other things, provides that the Company will register the resale of the 250,000 shares of common stock and the shares of common stock issuable upon conversion of the Series B Preferred Stock, including the Series B Preferred Stock underlying the Ionic Warrant. As required pursuant to the Ionic Registration Rights Agreement, the Company filed a registration statement with the SEC on May 13, 2024. The Company is required to use its commercially reasonable efforts to have the registration statement and any amendment declared effective no later than the earlier of the (a) 60th calendar day following such filing (or, if such registration statement is subject to a full review by the SEC, the 100th calendar day after such filing) and (b) 2nd business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that such registration statement will not be reviewed or will not be subject to further review.

Share Purchase Agreement

The Company has access to an aggregate of up to $40 million from the Share Purchase Agreement, dated as of August 4, 2022, with GEM Yield LLC SCS and GEM Yield Bahamas Limited (together with GEM Yield LLC SCS, “GEM”), less drawdowns of $1,110,000 to date. In consideration for GEM’s services under the Share Purchase Agreement, the Company has agreed to pay GEM a commitment fee equal to $800,000 payable in cash or freely tradable shares of common stock, at the option of the Company. Upon the Company’s issuance of shares in connection with any drawdown purchase made by GEM, the Company is required to pay GEM a portion of such commitment fee in an amount equal to 2% of the amount purchased in such drawdown; provided that the full $800,000 commitment fee is due on or before the first anniversary of the closing of the Business Combination.

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

On August 10, 2023, the Company issued GEM a warrant (as subsequently amended, the “GEM Warrant”) granting it the right to purchase up to 6% of the outstanding common stock of the Company on a fully diluted basis as of the date of listing. The GEM Warrant has a term of three years. The exercise price of the GEM Warrant, as of March 31, 2024, was $5.81 per share; provided, that, if the average closing price of Jet.AI’s common stock for the 10 trading days following the first anniversary of the date of listing is less than 90% of the then current exercise price of the GEM Warrant, then the exercise price of the GEM Warrant will be adjusted to 110% of our then current trading price. The warrant may be exercised by payment of the per share amount in cash or through a cashless exercise.

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

Given Mr. Winston’s dual role as a participant in the negotiations with third parties and his participation in the bridge financing itself, for avoidance of doubt, he waived any right to receive accrued interest on the principal amount of his Note, as well as any redemption premium or any increase in the principal amount of his Note in connection with an event of default (the “Waiver”). The Company’s Audit Committee separately, and the full Board, including a majority of disinterested directors, unanimously approved the Bridge Agreement, in each case finding that the Bridge Agreement was in the best interests of the Company and its stockholders.

As of December 31, 2023, the Bridge Agreement provided for the issuance of Notes, in an aggregate principal amount of $625,000, reflecting a 20% original issue discount. The Notes bore interest at 5% per annum and matured on March 11, 2024. The Company was required to redeem the Notes with 100% of the proceeds of any equity or debt financing at a redemption premium of 110% of the principal amount of the Notes. In March 2024, the Company fully repaid the Bridge Agreement in the amount of approximately $683,000, representing principal, redemption premium and interest.

Other Equity Issuances and Settlement Arrangements

Maxim Payment and Settlement Agreement

On August 10, 2023, the Company entered into a settlement agreement (“Maxim Settlement Agreement”) with Maxim Group LLC, the underwriter for the Company’s initial public offering (“Maxim”). Pursuant to the Maxim Settlement Agreement, the Company issued to Maxim Partners (a) 270,000 shares of common stock to Maxim Partners to settle the payment obligations of the Company under the underwriting agreement dated on or about August 11, 2021, by and between the Company and Maxim and (b) 1,127 Series A Preferred Shares to Maxim Partners in an amount equal in value to $1,127,000. The Series A Preferred Shares accrue interest at the rate of 8% per annum (which increases to 18% if the Company fails to meet certain obligations under the terms thereof), payable quarterly and, at the Company’s option, in shares of common stock. The Series A Preferred Shares are convertible into 112,700 shares of common stock. The Company also issued 115,000 shares of common stock to Maxim Partners on August 16, 2021 to meet a payment obligation under the underwriting agreement in connection with Oxbridge’s IPO, representing a value of $9.00 per share reflecting an allocation of the $10.00 per Unit IPO price. The above issued and issuable shares of common stock are subject to a registration rights agreement.

The Company may, subject to certain conditions, redeem the outstanding Series A Preferred Shares in cash at the $1,000 original issue price, subject to adjustment, plus accrued and unpaid dividends. The Company is required to redeem all the outstanding Series A Preferred Shares on August 10, 2024, which will be automatically extended by an additional three (3) month period if the Company has not, as of such date, closed upon one or more equity financings that, in total, result in gross proceeds to the Company of $10.0 million or greater. If the Company raises equity capital, 15% of the net proceeds will be used to redeem the Series A Preferred Shares if requested by the holder.

Sponsor Settlement Agreement

On August 10, 2023, the Company entered into settlement agreement (“Sponsor Settlement Agreement”) with the Sponsor. Pursuant to the Sponsor Settlement Agreement, the Company issued 575 Series A-1 Preferred Shares to settle the payment obligations of the Company under a promissory note in the principal amount of $575,000 dated November 14, 2022 in favor of the Sponsor. The Series A-1 Preferred Shares accrue interest at the rate of 5% per annum (which increases to 18% if the Company fails to meet certain obligations under the terms thereof), payable quarterly in cash. The Series A-1 Preferred Shares are convertible into 57,500 shares of common stock.

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

The foregoing description of the Sponsor Settlement Agreement and registration rights agreement is qualified in its entirety by the full text of such agreements. The terms of the Series A-1 Convertible Preferred Stock are set forth in the Designation of the Series A-1 Convertible Preferred Stock.

Warrants

On various dates at the end of December 2023 and through early 2024, we entered a number of separate warrant exchange agreements with various unaffiliated third-party warrant holders with respect to warrants to purchase an aggregate of 1,486,217 shares of our common stock (the “Exchanged Warrants”). Pursuant to these warrant exchange agreements, the Company issued an aggregate of 1,486,217 shares of common stock to those warrant holders in exchange for the surrender and cancellation of the Exchanged Warrants.

In December 2023 and January 2024, holders of an aggregate of 154,563 JTAIW warrants were exercised for an equal number of shares of our common stock, generating net proceeds to us of $1,777,475.

Cash Flows for the Three Months Ended March 31, 2024 and 2023

As of March 31, 2024, the Company’s cash and equivalents were $595,555, including $500,000 of restricted cash under its aircraft leasing arrangements described below.

The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
	2024	2023
Net cash used in operating activities	$(2,520,790)	$(1,192,047)
Net cash used in investing activities	(12,922)	(93,633)
Net cash provided by financing activities	1,028,724	1,151,726
Decrease in cash and cash equivalents	$(1,504,988)	$(133,954)

Cash Flow from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was approximately $2.5 million compared to approximately $1.2 million for the three months ended March 31, 2023 and was primarily driven by the increase in operating loss discussed above.

Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was $13,000 compared to approximately $94,000 for the three months ended March 31, 2023, primarily relating to the Company’s 2023 investment in 380 Software LLC, a 50/50 joint venture subsidiary with Great Western Air LLC dba Cirrus Aviation Services as well as the purchase of the Jet.AI domain name.

Cash Flow from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was approximately $1.0 million. Cash provided by financing activities was primarily driven by warrant exercises and proceeds from the sale of common stock under the Share Purchase Agreement, partially offset repayments of notes payable.

Aircraft Financing Arrangements

In November 2021 and April 2022, the Company entered into two separate five-year leasing arrangements for the acquisition of two of its HondaJet Elite aircraft. At any time during their term, the Company has the option to purchase either aircraft from the lessor at the aircraft’s fair market value at that time. The leasing arrangements also require the Company to hold a combined liquidity reserve of $500,000 in a separate bank account pledged as security to the lessor, which the Company records as restricted cash on its balance sheet, as well as a maintenance reserve of approximately $690,000 for each leased aircraft, which is held by the lessor in the event the lessor determines that the relevant aircraft is not being maintained in accordance with the lease requirements or to prevent deterioration of the aircraft. Events of default under the leasing arrangements include, among other things, failure to make the monthly payments (with a 10-day cure period), default on other indebtedness, breaches of covenants related to insurance and maintenance requirements, change of control or merger, insolvency and a material adverse change in the Company’s business, operations or financial condition. Please see Note 5 to the Company’s consolidated financial statements for a further description of these leasing arrangements.

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

The Company began ramping up its revenue-generating activities during the second half of the year ended December 31, 2021 and continuing into 2024. During the next twelve months, the Company intends to fund its operations with funds from its operations, and drawdowns under the Share Purchase Agreement, as well as proceeds from other financing arrangements. The Company also has the ability to reduce cash burn to preserve capital. There are no assurances, however, that management will be able to raise capital on terms acceptable to the Company. If the Company is unable to obtain sufficient amounts of additional capital, the Company may be required to reduce the near-term scope of its planned development and operations, which could delay implementation of the Company’s business plan and harm its business, financial condition and operating results. The consolidated balance sheets do not include any adjustments that might result from these uncertainties.

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

Jet Token has been determined to be the accounting acquirer in the Business Combination based on the following predominate factors:

●	Jet Token’s existing stockholders have the greatest voting interest in the combined entity;
●	Jet Token existing stockholders have the ability to nominate a majority of the initial members of the combined entity board;
●	Jet Token’s senior management is the senior management of the combined entity;
●	Jet Token is the larger entity based on historical operating activity and has the larger employee base; and
●	The post-combination company has assumed a Jet Token branded name: “Jet.AI Inc.”

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

The Company also generates revenues from individual ad hoc charter bookings processed through the Company’s booking app, whereby the Company will source, negotiate, and arrange travel on a charter basis for a customer based on pre-selected options and pricing provided by the Company to the customer through the app. In addition, Cirrus markets charter on the Company’s aircraft for the Company’s benefit. Deferred revenue with respect to bookings through the app was $1,215,710 as of March 31, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Interim Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our Interim Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on March 31, 2024 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

On various dates in the first quarter of 2024, the Company sold an aggregate of 1,500,000 shares of common stock to GEM under the Share Purchase Agreement. The issuance of the securities was made in reliance upon the exemption from the registration requirements under Section 4(a)(2) of the Securities Act.

Otherwise, all unregistered sales of equity securities effected during the quarter ended March 31, 2024 were previously reported in reports the Company has filed with the Securities and Exchange Commission.

Use of Proceeds

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit Number	Description
3.1	Certificate of Incorporation of Jet.AI Inc., dated August 10, 2023 (incorporated by reference to Exhibit 3.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.2	Certificate of Designation of the Series A Convertible Preferred Stock of Jet.AI Inc., dated August 10, 2023 (incorporated by reference to Exhibit 3.2 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.3	Certificate of Designation of the Series A-1 Convertible Preferred Stock of Jet.AI Inc., dated August 10, 2023 (incorporated by reference to Exhibit 3.3 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.4	Certificate of Designations of Series B Convertible Preferred Stock of Jet.AI Inc. (incorporated by reference to Exhibit 3.5 of Jet.AI’s Annual Report on Form 10-K filed with the SEC on April 1, 2024).
3.5	Bylaws of Jet.AI Inc. (incorporated by reference to Exhibit 3.4 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
4.1	Warrant Agreement, dated August 11, 2021, by and between Oxbridge Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of Oxbridge Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 17, 2021).
4.2	Merger Consideration Warrant Agreement, dated August 10, 2023, by and between Jet.AI and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
4.3	Warrant by and between Jet. AI Inc. and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 (File. No. 333-274432) of Jet.AI Inc. filed with the SEC on September 8, 2023).
4.4	Warrant Agreement Amendment by and between Jet.AI Inc. and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A (File No. 333-274432) of Jet.AI Inc. filed with the SEC on October 27, 2023).
4.5	Warrant by and between Jet.AI Inc. and Ionic Ventures, LLC (incorporated by reference to Exhibit 4.5 of Jet.AI’s Annual Report on Form 10-K filed with the SEC on April 1, 2024).
10.1	Form of Warrant Exchange Agreement dated as of December 28, 2023 (incorporated by reference to Exhibit 10.28 of Jet.AI’s Current Report on Form 8-K filed with the SEC on January 3, 2024).
10.2	Form of Warrant Exchange Agreement (incorporated by reference to Exhibit 10.29 of Jet.AI’s Current Report on Form 8-K filed with the SEC on January 17, 2024).
10.3	Securities Purchase Agreement dated as of March 28, 2024 between Jet.AI Inc. and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.30 of Jet.AI’s Annual Report on Form 10-K filed with the SEC on April 1, 2024).
10.4	Voting Agreement dated as of March 29, 2024 between Jet.AI Inc. and certain stockholders (incorporated by reference to Exhibit 10.31 of Jet.AI’s Annual Report on Form 10-K filed with the SEC on April 1, 2024).
10.5	Registration Rights Agreement dated as of March 29, 2024 between Jet.AI Inc. and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.32 of Jet.AI’s Annual Report on Form 10-K filed with the SEC on April 1, 2024).
10.6	Placement Agency Agreement (incorporated by reference to Exhibit 10.33 of Jet.AI’s Current Report on Form 8-K filed with the SEC on April 19, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

JET.AI INC.

	By:	/s/ George Murnane
	Name:	George Murnane
	Title:	Interim Chief Financial Officer
(Principal Financial Officer and Accounting Officer)
Date: May 15, 2024

