Form 10-Q
period 2024-06-30
Jet.AI Inc.
filed 2024-08-14
CIK 1861622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2024, there were 24,576,880 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

In this Form 10-Q, unless otherwise specified, the term “Jet.AI”, “we”, “us”, “our”, or “the Company” refers to Jet.AI Inc. and our subsidiaries on a consolidated basis.

THIS QUARTERLY REPORT ON FORM 10-Q MAY CONTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO, AMONG OTHER THINGS, THE COMPANY, ITS BUSINESS PLAN AND STRATEGY, AND ITS INDUSTRY. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE BELIEFS OF, ASSUMPTIONS MADE BY, AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY’S MANAGEMENT. WHEN USED IN THIS QUARTERLY REPORT, THE WORDS “ESTIMATE,” “PROJECT,” “BELIEVE,” “ANTICIPATE,” “INTEND,” “EXPECT” AND SIMILAR EXPRESSIONS OF A FUTURE OR FORWARD-LOOKING NATURE ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS REFLECT MANAGEMENT’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE ON WHICH THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO REVISE OR UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER SUCH DATE OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

ii

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

JET.AI INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$528,117	$2,100,543
Accounts receivable	535,975	96,539
Other current assets	72,769	190,071
Prepaid offering costs	800,000	800,000
Total current assets	1,936,861	3,187,153

Property and equipment, net	6,329	7,604
Intangible assets, net	20,401	73,831
Right-of-use lease asset	1,312,332	1,572,489
Investment in joint venture	100,000	100,000
Deposits and other assets	798,211	798,111
Total assets	$4,174,134	$5,739,188

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,515,201	$1,656,965
Accrued liabilities	2,749,030	2,417,115
Deferred revenue	1,099,466	1,779,794
Operating lease liability	517,733	510,034
Note payable, net	-	321,843
Notes payable - related party, net	-	266,146
Total current liabilities	5,881,430	6,951,897

Lease liability, net of current portion	760,524	1,021,330
Redeemable preferred stock	1,702,000	1,702,000
Total liabilities	8,343,954	9,675,227

Commitments and contingencies (Note 2 and 5)	-	-

Stockholders’ Deficit
Preferred Stock, 4,000,000 shares authorized, par value $0.0001, 0 issued and outstanding	-	-
Series B Convertible Preferred Stock, 5,000 shares authorized, par value $0.0001, 150 and 0 issued and outstanding	-	-
Common stock, 55,000,000 shares authorized, par value $0.0001, 14,755,144 and 9,754,364 issued and outstanding	1,475	975
Subscription receivable	(6,724)	(6,724)
Additional paid-in capital	41,557,422	35,342,098
Accumulated deficit	(45,721,993)	(39,272,388)
Total stockholders’ deficit	(4,169,820)	(3,936,039)
Total liabilities and stockholders’ deficit	$4,174,134	$5,739,188

See accompanying notes to consolidated financial statements

JET.AI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues	$3,083,884	$2,792,808	$6,932,482	$4,668,316

Cost of revenues	3,500,880	2,993,631	7,473,834	4,944,157

Gross loss	(416,996)	(200,823)	(541,352)	(275,841)

Operating Expenses:
General and administrative (including stock-based compensation of $1,201,728, $1,348,043, $2,401,046, and $2,755,087, respectively)	2,663,753	2,115,704	5,210,047	4,603,722
Sales and marketing	102,470	103,541	549,070	223,708
Research and development	37,396	28,636	69,942	64,955
Total operating expenses	2,803,619	2,247,881	5,829,059	4,892,385

Operating loss	(3,220,615)	(2,448,704)	(6,370,411)	(5,168,226)

Other expense (income):
Interest expense	-	-	79,314	-
Other income	(59)	-	(120)	-
Total other expense (income)	(59)	-	79,194	-

Loss before provision for income taxes	(3,220,556)	(2,448,704)	(6,449,605)	(5,168,226)

Provision for income taxes	-	-	-	-

Net Loss	$(3,220,556)	$(2,448,704)	$(6,449,605)	$(5,168,226)

Less cumulative preferred stock dividends	29,727	-	59,455	-

Net Loss to common stockholders	$(3,250,283)	$(2,448,704)	$(6,509,060)	$(5,168,226)

Weighted average shares outstanding - basic and diluted	12,906,352	4,520,625	12,224,502	4,511,751
Net loss per share - basic and diluted	$(0.25)	$(0.54)	$(0.53)	$(1.15)

See accompanying notes to consolidated financial statements

JET.AI, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	Series B Preferred Stock		Common Stock		Subscription	Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Equity
Balance at December 31, 2022	-	$-	4,454,665	$445	$(15,544)	$27,407,372	$(26,655,980)	$736,293
Stock-based compensation	-	-	-	-	-	1,407,044	-	1,407,044
Sale of Common Stock for cash	-	-	65,960	7	(86,370)	1,598,623		1,512,260
Receipt of subscription receivable	-	-	-	-	76,435	-	-	76,435
Offering costs	-	-	-	-	-	(436,969)	-	(436,969)
Net loss	-	-	-	-	-	-	(2,719,522)	(2,719,522)
Balance at March 31, 2023 (unaudited)	-	$-	4,520,625	$452	$(25,479)	$29,976,070	$(29,375,502)	$575,541
Stock-based compensation	-	-	-	-	-	1,348,043	-	1,348,043
Net loss	-	-	-	-	-	-	(2,448,704)	(2,448,704)
Balance at June 30, 2023 (unaudited)	-	$-	4,520,625	$452	$(25,479)	$31,324,113	$(31,824,206)	$(525,120)

	Series B Preferred Stock		Common Stock		Subscription	Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Equity
Balance at December 31, 2023	-	$-	9,754,364	$975	$(6,724)	$35,342,098	$(39,272,388)	$(3,936,039)
Stock-based compensation	-	-	-	-	-	1,199,318	-	1,199,318
Sale of Series B Convertible Preferred Units	150	-	250,000	25	-	1,500,000	-	1,500,025
Offering costs	-	-	-	-	-	(155,000)	-	(155,000)
Issuance of Common Stock upon exercise of warrants	-	-	1,550,780	155	-	742,319	-	742,474
Sale of Common Stock for cash	-	-	1,000,000	100	-	1,109,900	-	1,110,000
Net loss	-	-	-	-	-	-	(3,229,049)	(3,229,049)
Balance at March 31, 2024 (unaudited)	150	$-	12,555,144	$1,255	$(6,724)	$39,738,635	$(42,501,437)	$(2,768,271)
Stock-based compensation	-	-	-	-	-	1,201,728	-	1,201,728
Sale of Common Stock for cash	-	-	2,200,000	220	-	617,059	-	617,279
Net loss	-	-	-	-	-	-	(3,220,556)	(3,220,556)
Balance at June 30, 2024 (unaudited)	150	$-	14,755,144	$1,475	$(6,724)	$41,557,422	$(45,721,993)	$(4,169,820)

See accompanying notes to consolidated financial statements

JET.AI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,449,605)	$(5,168,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	67,626	67,192
Amortization of debt discount	80,761	-
Stock-based compensation	2,401,046	2,755,087
Non-cash operating lease costs	260,157	252,686
Changes in operating assets and liabilities:
Accounts receivable	(439,436)	-
Other current assets	117,302	171,876
Accounts payable	(141,764)	254,773
Accrued liabilities	331,915	(173,160)
Deferred revenue	(680,328)	166,182
Operating lease liability	(253,107)	(245,636)
Net cash used in operating activities	(4,705,433)	(1,919,226)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(4,340)
Purchase of intangible assets	(12,921)	(17,174)
Investment in joint venture	-	(100,000)
Deposits and other assets	(100)	(135)
Net cash used in investing activities	(13,021)	(121,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments - notes payable	(371,250)	-
Repayments - related party notes payable	(297,500)	-
Offering costs	(155,000)	(436,969)
Exercise of warrants	742,474	-
Proceeds from sale of Series B Preferred Stock	1,500,025	-
Proceeds from sale of Common Stock	1,727,279	1,588,695
Net cash provided by financing activities	3,146,028	1,151,726

Decrease in cash and cash equivalents	(1,572,426)	(889,149)
Cash and cash equivalents, beginning of period	2,100,543	1,527,391
Cash and cash equivalents, end of period	$528,117	$638,242

Supplemental disclosures of cash flow information:
Cash paid for interest	$79,314	$-
Cash paid for income taxes	$-	$-

Non cash financing activities:
Subscription receivable from sale of Common Stock	$-	$25,479

See accompanying notes to consolidated financial statements

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

On August 10, 2023 (the “Closing Date”), Oxbridge consummated the business combination transaction (“Business Combination”) pursuant to the Business Combination Agreement and Plan of Reorganization (the “Business Combination Agreement”) with OXAC Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Oxbridge (“First Merger Sub”), Summerlin Aviation LLC (f/k/a OXAC Merger Sub II, LLC), a Delaware limited liability company and a direct wholly owned subsidiary of Oxbridge (“Second Merger Sub”), and Jet Token, Inc., a Delaware corporation (“Jet Token”). Pursuant to the terms of the Business Combination Agreement, a business combination between Oxbridge and Jet Token was effected through the merger of First Merger Sub and Jet Token, with Jet Token emerging as the surviving company, followed by a merger between Jet Token and Second Merger Sub, with Second Merger Sub emerging as the surviving company as a wholly owned subsidiary of Oxbridge. In connection with the finalization of the Business Combination on August 10, 2023, Oxbridge filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which the Company was domesticated and continues as a Delaware corporation (the “Domestication”) and immediately changed its name to Jet.AI, Inc. (“Jet.AI” or the “Company”). Following the Business Combination, the Company has one class of common stock, par value $0.0001 per share, which is listed on The Nasdaq Global Market (“Nasdaq”) under the ticker symbol “JTAI”. The Company also has two forms of publicly traded warrants, including its five-year redeemable warrants (the “Redeemable Warrants”) issued in connection with the Company’s initial public offering and its ten-year merger consideration warrants (the “Merger Consideration Warrants”) issued in connection with the Business Combination. The Redeemable Warrants and the Merger Consideration Warrants are listed on Nasdaq under the ticker symbols “JTAIW” and “JTAIZ,” respectively.

Following the closing of the Business Combination, the Company owns, directly or indirectly, all of the issued and outstanding equity interests in Second Merger Sub and its subsidiaries, and the stockholders of Jet Token as of immediately prior to the effective time of the First Merger (the “Jet Token Stockholders”) hold a portion of the Company’s common stock, par value $0.0001 per share (the “Jet.AI Common Stock”).

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

At the effective time of the Business Combination (the “Effective Time”), (i) each outstanding share of Jet Token Common Stock, including each share of Jet Token Preferred Stock that was converted into shares of Jet Token Common Stock immediately prior to the Effective Time, was cancelled and automatically converted into the right to receive (x) the number of shares of Jet.AI Common Stock equal to the Stock Exchange Ratio of 0.03094529, and (y) the number of “Merger Consideration Warrants” equal to the Warrant Exchange Ratio of 0.04924242; (ii) each Jet Token Option, whether or not exercisable and whether or not vested, that was outstanding immediately prior to the Effective Time was automatically converted into an option to purchase a number of Jet.AI Options based on the Option Exchange Ratio (determined in accordance with the Business Combination Agreement and as further described in the Proxy Statement); (iii) each Jet Token Warrant issued and outstanding immediately prior to the Effective Time was automatically converted into a warrant to acquire (x) a number of shares of Jet.AI Common Stock equal to the Stock Exchange Ratio and (y) a number of Merger Consideration Warrants equal to the Warrant Exchange Ratio; and (iv) each Jet Token RSU Award that was outstanding immediately prior to the Effective Time was converted into a Jet.AI RSU Award with respect to a number of RSUs based on the applicable exchange ratio as determined in accordance with the Business Combination Agreement.

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

During the next twelve months, the Company intends to fund its operations with capital from its operations, drawdowns under its Share Purchase Agreement with GEM Yield LLC SCS and GEM Yield Bahamas Limited, and proceeds from the exercise of warrants under its Securities Purchase Agreement with Ionic Ventures, LLC. Additionally, the Company may explore potential sources of outside capital. The Company also has the ability to reduce cash burn to preserve capital. There are no assurances, however, that management will be able to raise capital on terms acceptable to the Company. If the Company is unable to obtain sufficient amounts of additional capital, the Company may be required to reduce the near-term scope of its planned development and operations, which could delay implementation of the Company’s business plan and harm its business, financial condition and operating results. The consolidated balance sheets do not include any adjustments that might result from these uncertainties.

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

Jet Token was determined to be the accounting acquirer in the Business Combination based on the following predominate factors:

●	Jet Token’s existing stockholders had the greatest voting interest in the combined entity;
●	Jet Token existing stockholders had the ability to nominate a majority of the initial members of the combined entity’s board of directors;
●	Jet Token’s senior management is the senior management of the combined entity
●	Jet Token is the larger entity based on historical operating activity and has the larger employee base; and
●	The post-combination company has assumed a Jet Token branded name: “Jet.AI Inc.”

Unaudited Interim Financial Statements

Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these unaudited consolidated interim financial statements have been included. Such adjustments consist of normal recurring adjustments. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Jet.AI and its wholly owned subsidiaries, Summerlin Aviation LLC, Jet Token Software Inc., Jet Token Management Inc., Galilee LLC, Galilee 1 SPV LLC and Cloudrise Ltd. All intercompany accounts and transactions have been eliminated in consolidation.

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

Risks and Uncertainties

The Company has a limited operating history, and to date, has only generated limited revenue from intended operations. The Company’s business and operations are sensitive to general business and economic conditions in the United States (the “U.S.”) and worldwide along with local, state, and federal governmental policy decisions. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse conditions may include but are not limited to: changes in the airline industry, fuel and operating costs, adverse macro-economic conditions, changes to corporate governance best practices for executive flying, general demand for private jet travel, regulations on carbon emissions from aviation and market acceptance of the Company’s business model. These adverse conditions could affect the Company’s financial condition and the consolidated results of its operations.

Cash and Cash Equivalents

For purpose of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Included within cash and cash equivalents is restricted cash of $500,000 at June 30, 2024 and December 31, 2023.

Offering Costs

The Company complies with the requirements of ASC 340, Other Assets and Deferred Costs, with regards to offering costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the consolidated balance sheets. The deferred offering costs will be charged to stockholders’ deficit upon the completion of an offering or to expenses if the offering is not completed.

Other Current Assets

Other current assets include security deposits, which relate primarily to contractual prepayments to third-parties for future services, prepaid expenses and customer receivables for additional expenses incurred in their charter trips.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. As of June 30, 2024 and December 31, 2023, property and equipment consisted entirely of equipment which is being depreciated over a three-year period.

Internal Use Software

The Company incurs software development costs to develop software programs to be used solely to meet its internal needs and cloud-based applications used to deliver its services. In accordance with ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software, the Company capitalizes development costs related to these software applications once a preliminary project stage is complete, funding has been committed, and it is probable that the project will be completed, and the software will be used to perform the function intended. As of June 30, 2024 and December 31, 2023, the Company has capitalized approximately $398,000 of internal software related costs, which is included in intangible assets in the accompanying consolidated balance sheets. The software officially launched on December 31, 2020. Amortization expense for the six months ended June 30, 2024 and 2023 was $66,351, which is included in cost of revenues in the accompanying consolidated statements of operations. Accumulated amortization as of June 30, 2024 was $464,452.

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

Impairment of Long-Lived Assets

The Company follows ASC 360-10, Impairment and Disposal of Long-Lived Assets. ASC 360-10 requires that if events or changes in circumstances indicate that the carrying value of long-lived assets or asset groups may be impaired, an evaluation of recoverability should be performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying value to determine if a write-down to market value is required. Long-lived assets or asset groups that meet the criteria in ASC 360-10 as being held for sale are reflected at the lower of their carrying amount or fair market value, less costs to sell.

Revenue Recognition

In applying the guidance of ASC 606, Revenue from Contracts with Customers, the Company determines revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when, or as, a performance obligation is satisfied.

Revenue is derived from a variety of sources including, but not limited to, (i) fractional/whole aircraft sales, (ii) fractional ownership and jet card programs, (iii) ad hoc charter through the Company’s and (iv) aircraft management.

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

Deferred revenue is an obligation to transfer services to a customer for which the Company has already received consideration. Upon receipt of a prepayment from a customer for all or a portion of the transaction price, the Company initially recognizes a contract liability. The contract liability is settled, and revenue is recognized when the Company satisfies its performance obligation to the customer at a future date. As of June 30, 2024 and December 31, 2023, the Company deferred $1,027,166 and $1,510,976, respectively, related to prepaid flight hours under the jet card program for which the related travel had not yet occurred.

The Company also generates revenues from individual ad hoc charter bookings processed through the Company’s App, whereby the Company sources, negotiates, and arranges travel on a charter basis for a customer based on pre-selected options and pricing provided by the Company to the customer through the App. In addition, Cirrus Aviation markets charters on the Company’s aircraft for the Company’s benefit. Deferred revenue with respect to the App was $56,067 and $268,818 as of June 30, 2024 and December 31, 2023, respectively.

The Company utilizes certificated independent third-party air carriers in the performance of a portion of flights. The Company evaluates whether there is a promise to transfer services to the customer, as the principal, or to arrange for services to be provided by another party, as the agent, using a control model. The nature of the flight services the Company provides to members is similar regardless of which third-party air carrier is involved. The Company directs third-party air carriers to provide an aircraft to a member or customer. Based on evaluation of the control model, it was determined that the Company acts as the principal rather than the agent within all revenue arrangements. Owner charter revenue is recognized for flights where the owner of a managed aircraft sets the price for the trip. The Company records owner charter revenue at the time of flight on a net basis for the margin we receive to operate the aircraft. If the Company has primary responsibility to fulfill the obligation, then the revenue and the associated costs are reported on a gross basis in the consolidated statements of operations. Deferred revenue with respect to the management of aircraft was $16,233 and $0 as of June 30, 2024, and December 31, 2023, respectively.

The following is a breakout of revenue components by subcategory for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Software App and Cirrus Charter	$1,610,899	$1,558,697	$3,981,990	$2,552,950
Jet Card and Fractional Programs	558,560	811,140	1,235,880	1,358,685
Management and Other Services	914,425	422,971	1,714,612	756,681
	$3,083,884	$2,792,808	$6,932,482	$4,668,316

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

Aircraft Sales

The Company acquires aircraft from vendors and various other third-party sellers in the private aviation industry. The Company classifies the purchase as aircraft inventory on the consolidated balance sheets. Aircraft inventory is valued at the lower of cost or net realizable value. Sales are recorded on a gross basis within revenues and cost of revenue in the consolidated statements of operations. The Company recorded aircraft sales of $0 for the three and six months ended June 30, 2024 and 2023.

Pass-Through Costs

In applying the guidance of ASC 606, the Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are distinct performance obligations. The Company then assesses whether it is acting as an agent or a principal for each identified performance obligation and includes revenue within the transaction price for third-party costs when the Company determines that it is acting as the principal.

Cost of Sales

The cost of sales expenses includes costs incurred in providing air transportation services, such as chartering third-party aircraft, aircraft lease expenses, pilot training and wages, aircraft fuel, aircraft maintenance, and other aircraft operating expenses, each of which is discussed below.

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

Advertising Costs

The Company expenses the cost of advertising and promoting the Company’s services as incurred. Such amounts are included in sales and marketing expense in the consolidated statements of operations and totaled $549,070 and $223,708 for the six months ended June 30, 2024 and 2023, respectively.

Research and Development

The Company incurs research and development costs during the process of researching and developing its technologies and future offerings. The Company’s research and development costs consist primarily of payments for third-party software development that is not capitalizable. The Company expenses these costs as incurred until the resulting product has been completed, tested, and made ready for commercial use.

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

Income Taxes

The Company applies ASC 740 Income Taxes. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any and the change during the period in deferred tax assets and liabilities.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position is recognized only if it is “more likely than not” that the position is sustainable upon examination by the relevant taxing authority based on its technical merit.

The Company is subject to tax in the United States and files tax returns in the U.S. Federal jurisdiction and Nevada state jurisdiction. The Company is subject to potential U.S. Federal, state, and local income tax examinations by tax authorities for all periods since Inception. The Company currently is not under examination by any tax authority.

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statements of operations. Basic EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. For periods in which the Company incurs a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from the diluted EPS calculations. For the six months ended June 30, 2024 and 2023, there were 3,659,015 and 3,284,488 options, 25,221,406 and 0 warrants to purchase common stock, and 1,807,229 and 0 common shares issuable upon conversion of Series B Preferred Stock, respectively, excluded.

Concentration of Credit Risk

The Company maintains its cash with several major U.S. financial institutions which it believes to be creditworthy. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, however the Company may maintain balances in excess of the federally insured limits.

Segment Reporting

The Company identifies operating segments as components of the Company for which discrete financial information is available and is regularly reviewed by the chief operating decision maker (the “CODM”), or decision-making group, in making decisions regarding resource allocation and performance assessment. The CODM is the Company’s chief executive officer. The Company determined that the Company operates in a single operating and reportable segment, private aviation services, as the CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue, for purposes of making operating decisions, allocating resources, and assessing performance. All of the Company’s long-lived assets are located in the U.S. and revenue from private aviation services is substantially earned from flights throughout the U.S.

NOTE 3 – OTHER ASSETS

Other assets consisted of the following:

	June 30, 2024	December 31, 2023
Deposits	$108,461	$108,361
Lease Maintenance Reserve	689,750	689,750
Total Other Assets	$798,211	$798,111

NOTE 4 – NOTES PAYABLE

Bridge Agreement

On September 11, 2023, the Company entered into a binding term sheet (the “Bridge Agreement”) with eight investors whereby the investors purchased senior secured promissory notes (the “Bridge Notes”) from the Company in the aggregate principal amount of $625,000, which included $281,250 from related parties. The Bridge Agreement was entered into with, and funding was provided by, (i) Michael Winston, the Executive Chairman of the Company’s board of directors (the “Board”) and the Interim Chief Executive Officer, (ii) Wrendon Timothy, a member of the Board and all three committees of the Board, (iii) William Yankus, a member of the Board and two of its Committees, and (iv) Oxbridge RE Holdings Limited, a significant stockholder of the Company for which Mr. Timothy serves as a director and officer, as well as the four other investors named in the Bridge Agreement.

The Company received net proceeds from the sale of the Bridge Notes of $500,000, resulting in an original issue discount of $112,500. The notes bear interest at five percent (5%) per annum and matured on March 11, 2024 (the “Maturity Date”). The Company recognized a debt discount of $168,250 from the Bridge Notes, of which $80,761 was amortized during the six months ended June 30, 2024. Interest expense was $79,314 for the six months ended June 30, 2024.

These notes and accrued interest payable were fully repaid during the six months ended June 30, 2024.

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

Total lease expense for the six months ended June 20, 2024 and 2023 was $701,550 and $550,634, respectively, which is included within cost of revenues in the accompanying statements of operations.

Right-of-use lease assets and lease liabilities for our operating leases was recorded in the consolidated balance sheet as follows:

	June 30, 2024	December 31, 2023

Operating lease right-of-use asset	$2,576,036	$2,576,036
Accumulated amortization	(1,263,704)	(1,003,547)
Net balance	$1,312,332	$1,572,489

Lease liability, current portion	$517,733	$510,034
Lease liability, long-term	760,524	1,021,330
Total operating lease liabilities	$1,278,257	$1,531,364

As of June 30, 2024, the weighted average remaining lease term was 2.4 years, and the weighted average discount rate was 3%.

As of June 30, 2024, future minimum required lease payments due under the non-cancellable operating lease are as follows:

2024 (six months)	$274,500
2025	549,000
2026	503,250
Total future minimum lease payments	1,326,750
Less imputed interest	(48,493)
Maturities of lease liabilities	$1,278,257

GEM Share Purchase Agreement

Jet Token executed a Share Purchase Agreement, dated as of August 4, 2022, with GEM Yield LLC SCS and GEM Yield Bahamas Limited (together with GEM Yield LLC SCS, “GEM”), which was automatically assumed by the Company when the Business Combination was effected. In connection with the Business Combination, the Company has the right to periodically issue and sell to GEM, and GEM has agreed to purchase, up to $40,000,000 aggregate value of shares of the Company’s common stock during the 36-month period following the date of listing.

During the six months ended June 30, 2024, the Company issued 3,200,000 shares of common stock pursuant to the agreement for total consideration of $1.7 million.

In consideration for these services, the Company has agreed to pay GEM a commitment fee equal to $800,000 payable in cash or freely tradable shares of the Company’s common stock, payable on or prior to the first anniversary of the date of listing. Pursuant to the Share Purchase Agreement, the Company issued to GEM a warrant (the “GEM Warrant”) granting it the right to purchase up to 2,179,447 shares of common stock of the Company on a fully diluted basis. The GEM Warrant was issued with an exercise price of $8.60 and a term of three years. The exercise price is subject to certain adjustments based on equity issuances by the Company, and as a result of the Series B Preferred Stock financing transaction discussed in Note 6, the warrant exercise price was reduced to $5.81 per share as of June 30, 2024.

On August 4, 2022, the Company also entered into a Registration Rights Agreement with GEM, obligating the Company to file a registration statement with respect to resales of the shares of common stock issuable to GEM under the Share Purchase Agreement and upon exercise of the GEM Warrant. Because such registration statement was not declared effective by October 23, 2023 (the “Effectiveness Deadline”), the Company must pay GEM an amount equal to $10,000 for each day following the Effectiveness Deadline until the registration statement has been declared effective. The fee payable under the GEM Registration Rights Agreement will not exceed $300,000 if such delay in the declaration of effectiveness of the registration statement is caused by delays in SEC review of the registration statement or the SEC’s refusal to declare the registration statement effective. The Company has accrued $300,000 as of June 30, 2024 and December 31, 2023 with respect to this agreement.

On October 23, 2023, the Company entered into a warrant amendment agreement retroactively effective as of August 10, 2023 (the “GEM Warrant Amendment”). The GEM Warrant Amendment provides that GEM can elect to limit the exercisability of the “GEM Warrant” to purchase shares of the Company’s common stock, such that it is not exercisable to the extent that, after giving effect to the exercise, GEM and its affiliates, to the Company’s actual knowledge, would beneficially own in excess of 4.99% of the Company’s common stock outstanding immediately after giving effect to such exercise. On October 23, 2023, GEM provided a notice to the Company electing to have this limit apply to the GEM Warrant effective as of August 10, 2023. GEM may revoke this election notice by providing written notice to the Company of such revocation, which revocation would not be effective until 61 days after such notice is delivered to the Company.

Forward Purchase Agreement

On August 6, 2023, Oxbridge entered into an agreement (the “Forward Purchase Agreement”) with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”), and (iii) Meteora Strategic Capital, LLC (“MSC” and, collectively with MCP and MSTO, “Seller”) for OTC Equity Prepaid Forward Transactions. For purposes of the Forward Purchase Agreement, Oxbridge is referred to as the “Counterparty” prior to the consummation of the Business Combination, while Jet.AI is referred to as the “Counterparty” after the consummation of the Business Combination. Capitalized terms used in this description but not otherwise defined have the meanings ascribed to such terms in the Forward Purchase Agreement.

Pursuant to the terms of the Forward Purchase Agreement, Seller intended, but was not obligated, to purchase up to 1,186,952 (the “Purchased Amount”) Class A ordinary shares, par value $0.0001 per share, of Oxbridge (“Oxbridge Shares”) concurrently with the Closing pursuant to the Seller’s FPA Funding Amount PIPE Subscription Agreement (as defined below), less the number of Oxbridge Shares purchased by the Seller separately from third parties through a broker in the open market (“Recycled Shares”). No Seller was required to purchase an amount of Oxbridge Shares such that following such purchase, that Seller’s ownership would exceed 9.9% of the total Oxbridge Shares outstanding immediately after giving effect to such purchase, unless the Seller, at its sole discretion, waived such 9.9% ownership limitation. The number of shares subject to the Forward Purchase Agreement is subject to reduction following a termination of the Forward Purchase Agreement with respect to such shares as described under “Optional Early Termination” in the Forward Purchase Agreement.

The Forward Purchase Agreement provided for a prepayment shortfall in an amount in U.S. dollars equal to $1,250,000 (the “Prepayment Shortfall”); provided that Seller shall pay one-half (1/2) of the Prepayment Shortfall to Counterparty on the Prepayment Date (which amount shall be netted from the Prepayment Amount) (the “Initial Shortfall”) and, at the request of Counterparty, the other one-half (1/2) of the Prepayment Shortfall (the “Future Shortfall”) on the date that the SEC declares the Registration Statement effective (the “Registration Statement Effective Date”), provided the VWAP Price is greater than $6.00 for any 45 trading days during the prior 90 consecutive trading day period and average daily trading value over such period equals at least four times the Future Shortfall. Seller in its sole discretion may sell Recycled Shares at any time following the Trade Date and at any sales price, without payment by Seller of any Early Termination Obligation until such time as the proceeds from such sales equal 100% of the Initial Shortfall and 100% of the Future Shortfall actually paid to Counterparty (as set forth under Shortfall Sales in the Forward Purchase Agreement) (such sales, “Shortfall Sales,” and such Shares, “Shortfall Sale Shares”). A sale of Shares is only (a) a “Shortfall Sale,” subject to the terms and conditions herein applicable to Shortfall Sale Shares, when a Shortfall Sale Notice is delivered under the Forward Purchase Agreement, and (b) an Optional Early Termination, subject to the terms and conditions of the forward Purchase Agreement applicable to Terminated Shares, when an OET Notice is delivered under the Forward Purchase Agreement, in each case the delivery of such notice in the sole discretion of the Seller (as further described in the “Optional Early Termination” and “Shortfall Sales” sections in the Forward Purchase Agreement).

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

On August 31, 2023 and October 2, 2023, the Company entered into an amendment and a second amendment, respectively (together, the “Amendments”) to the Forward Purchase Agreement.

The combined effect of the Amendments was to:

●	increase the total number of additional shares Seller purchased from the Company under an FPA Funding Amount PIPE Subscription Agreement to 548,127 shares of the Company’s common stock;
●	provide payment to the Company of “Future Shortfall” amounts totaling $550,000 and reducing the Prepayment Shortfall to $1,175,000, all of which has been paid to the Company;
●	increase the total share consideration to Seller to 275,000 shares of the Company’s common stock,
●	reduce the remaining number of Recycled Shares to 296,518;
●	increase the number of shares subject to the Forward Purchase Agreement to 994,645; and
●	extend the “Valuation Date” to the two-year anniversary of the Closing of the Business Combination, or earlier at the discretion of Seller and upon notice to the Company.

The Forward Purchase Agreement, as amended, provides for a cash settlement following the Valuation Date, at which time Seller is obligated to pay the Company an amount equal to the “Number of Shares” subject to the Forward Purchase Agreement (provided such Shares are registered for resale or freely transferrable pursuant to an exemption from registration) multiplied by a per share price reflecting the Company’s volume weighted average trading price over a number of days following the Valuation Date, subject to alternate calculations in certain circumstances. At settlement, the Company is obligated to pay Seller a settlement adjustment of $2.00 per share for the total Number of Shares, which is payable in cash, or in shares of the Company’s common stock if the settlement adjustment is greater than the settlement amount payable by Seller and provided that Seller’s ownership would not exceed 9.9% of the Company’s outstanding common stock. Provided further, that is the settlement amounts less the settlement amount adjustment is a negative number and the Company has elected to pay the settlement amount adjustment in cash, then neither Meteora nor the Company shall be liable to the other party for any payment under the Forward Purchase Agreement. The Forward Purchase Agreement was determined to be a freestanding equity-linked financial instrument under ASC 480. The FPA does not include an obligation to issue warrants. As such, the FPA shares were classified as equity and net payments made to the Company were recorded to additional paid in capital as part of the recapitalization.

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

Maxim Settlement Agreement

On August 10, 2023, the Company entered into a settlement agreement (“Maxim Settlement Agreement”) with Maxim Group LLC, the underwriter for the Company’s initial public offering (“Maxim”). Pursuant to the Maxim Settlement Agreement, the Company issued 270,000 shares of Jet.AI Common Stock to settle the payment obligations of the Company under the underwriting agreement dated on or about August 11, 2021, by and between the Company and Maxim, which shares of Jet.AI Common Stock are subject to a Registration Rights Agreement. The Company also issued 1,127 shares of 8% Series A Cumulative Convertible Preferred Stock in an amount equal in value to $1,127,000 (the “Series A Preferred Shares”). The shares of Jet.AI Common Stock issuable upon conversion of the Series A Preferred Shares are subject to mandatory redemption on August 10, 2024, which will be automatically extended by an additional three-month period if the Company has not as of such date closed upon one or more equity financings that, in total, result in gross proceeds to the Company of $10.0 million or greater (which amount has not been achieved as of the date of this report). If the Company raises equity capital, 15% of the net proceeds must be used to redeem the Series A Preferred Shares.

In July 2024 the Company and Maxim entered into an amendment to the Maxim Settlement Agreement and agreed to, among other things, amend the definition of the “Series A Conversion Price” for the Series A Preferred Shares and certain restrictions with respect to shares of Company common stock Maxim may acquire upon the conversion of its shares of Series Preferred Stock.

Sponsor Settlement Agreement

On August 10, 2023, Jet Token, Oxbridge, and OAC Sponsor Ltd. (the “Sponsor”) entered into a settlement agreement (the “Sponsor Settlement Agreement”). Pursuant to the Sponsor Settlement Agreement, the Company issued 575 shares of the Company’s 5% Series A-1 Cumulative Convertible Preferred Stock (the “Series A-1 Preferred Shares”) to settle the payment obligations of the Company under a promissory note in the principal amount of $575,000 dated November 14, 2022 in favor of Sponsor. The shares of Jet.AI Common Stock issuable upon conversion of the Series A-1 Preferred Shares are subject to mandatory redemption on August 10, 2024, which will be automatically extended by an additional three-month period if the Company has not as of such date closed upon one or more equity financings that, in total, result in gross proceeds to the Company of $10.0 million or greater (which amount has not been achieve as of the date of this report). If the Company raises equity capital, 15% of the net proceeds must be used to redeem the Series A-1 Preferred Shares. Cumulative preferred stock dividends on Series A and Series A-1 Preferred Shares were $106,042 at June 30, 2024.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

Under the Amended and Restated Certificate of Incorporation of the Company, the Company is authorized to issue up to 59,000,000 shares, consisting of two classes: 55,000,000 shares of common stock, $0.0001 par value per share, and 4,000,000 shares of preferred stock, $0.0001 par value per share, of which 5,000 shares of preferred stock have been designated as Series B Convertible Preferred Stock, par value $0.0001 (“Series B Preferred Stock”). As of June 30, 2024, there was an aggregate of 1,702 issued and outstanding shares of Series A and Series A-1 Preferred Stock and 150 issued and outstanding shares of Series B Preferred Stock.

Upon the consummation of the Business Combination, 4,523,167 shares of Jet.AI Common Stock and 7,196,375 Merger Consideration Warrants were issued to the Historical Rollover Shareholders in exchange for all outstanding shares of Jet Token Common Stock (including shares of Jet Token Preferred Stock converted in the Conversion). The Company also reserved for issuance up to 3,284,488 shares of Jet.AI Common Stock in respect of Jet.AI Options issued in exchange for outstanding pre-merger Jet Token Options, and 148,950 shares of Jet.AI Common Stock and 237,030 Merger Consideration Warrants in respect of Jet.AI RSU Awards issued in exchange for outstanding pre-merger Jet Token RSU Awards. Each Merger Consideration Warrant entitles the registered holder to purchase one whole share of the Company’s common stock at a price of $15.00 per share and expire ten years after issuance. The Company also had 5,760,000 warrants outstanding as of June 30, 2024 with an exercise price of $11.50.

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

Series B Convertible Preferred Stock Securities Purchase Agreement

On March 28, 2024 the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Ionic Ventures, LLC (“Ionic”) for a private placement, which closed on March 29, 2024. Pursuant to the Securities Purchase Agreement the Company sold 150 shares of Series B (“Preferred Stock”), a warrant to purchase up to 1,500 shares of Series B Preferred Stock with an exercise price of $10,000 per share, and 250,000 shares of Jet.AI Common Stock for net proceeds of $1,345,025 after deducting offering costs of $155,000.

Each share of Series B Preferred Stock is convertible into a number of shares of Jet.AI Common Stock, subject to certain limitations, including a beneficial ownership limitation of 4.99% (calculated in accordance with the rules promulgated under Section 13(d) of the Securities Exchange Act of 1934), which can be adjusted to a beneficial ownership limitation of 9.99% upon 61 days prior written notice by Iconic. Prior to the approval by the Company’s stockholders of the issuance of shares of common stock issuable upon exercise of the shares of Series B Preferred Stock in accordance with Nasdaq Stock Market Rules, shares of Series B Preferred Stock cannot be converted into shares of common stock if, as a result of such conversion, the number of shares of common stock to be issued would exceed 19.9% of the total number of shares of the Company’s outstanding common stock.

Subject to the limitations set forth in the preceding paragraph and provided there is an effective registration statement covering Ionic’s resale of the Jet.AI Common Stock underlying the Series B Preferred Stock, shares of Series B Preferred Stock will automatically convert into shares of Jet.AI Common Stock on or prior to the tenth trading day after the issuance date of such shares of Series B Preferred Stock. The number of shares of common stock issuable upon conversion of a share of Series B Preferred Stock is calculated by dividing the conversion amount per share of Series B Preferred Stock by the then conversion price. The conversion amount is equal to the stated value of the shares of Series B Preferred Stock, which is $10,000, plus any additional amounts and late charges calculated in accordance with the Certificate of Designations. The conversion price is equal to 90% (or, in the case of a delisting, 80%) of the lowest daily volume weighted average price of Common Stock over a period beginning on the trading day after the Company delivers shares of common stock upon such conversion to Ionic and ending on the trading day on which the aggregate dollar trading volume of our common stock exceeds seven times the applicable conversion amount, subject to a five trading day minimum period for such calculation, and subject to certain adjustments.

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

In connection with the transactions under the Securities Purchase Agreement, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Maxim Group LLC (“Maxim”). Pursuant to the terms of the Placement Agency Agreement, the Company must pay Maxim a cash fee equal to 7% of the aggregate gross proceeds raised under the Securities Purchase Agreement and reimburse Maxim, directly upon the initial closing under the Securities Purchase Agreement for all travel and other documented out-of-pocket expenses incurred by Maxim, including the reasonable fees, costs and disbursements of its legal counsel, in an amount not to exceed an aggregate of $15,000. The Company paid Maxim a total of $120,000 out of the gross proceeds it received at closing. If the Company issues additional securities to Ionic as contemplated by the Securities Purchase Agreement, the Company would be obligated to pay Maxim cash fees of up to $1,050,000.

Regulation A offerings

In June 2021, the Company undertook another Regulation A, Tier 2 offering for which it was selling up to 902,777 non-voting common stock at $24 per share for a maximum of $21,880,000. During the six months ended June 30, 2023, the Company collected on the escrow funds and issued an additional 65,960 shares of non-voting common stock under the Regulation A, Tier 2 campaign for aggregate gross proceeds of $1,588,695.

Stock Options

In connection with the Business Combination, the Company adopted the Omnibus Incentive Plan. The Omnibus Incentive Plan provides for the grant of equity awards to employees, outside directors, and consultants, including the direct award or sale of shares, stock options, and restricted stock units to purchase shares. The Omnibus Incentive Plan is a continuation of the 2018 Plan and 2021 Plan, which were assumed from Jet Token and amended, restated and re-named into the form of the Omnibus Incentive Plan effective as of the consummation of the Business Combination. As of June 30, 2024, the total number of shares reserved for issuance under the Omnibus Incentive Plan was 19,802 shares. The Omnibus Incentive Plan is administered by the Company’s Board of Directors, and expires ten years after adoption, unless terminated by the Board.

On June 4, 2018, the Company’s Board of Directors adopted the Jet.AI, Inc. 2018 Stock Option and Grant Plan (the “2018 Plan”). The 2018 Plan provides for the grant of equity awards to employees, non-employee directors and consultants, to purchase shares of Jet.AI Common Stock. As of June 30, 2024 and 2023, the total number of shares reserved for issuance under the 2018 Plan was 2,320,897. The 2018 Plan is administered by the Board.

In August 2021, the Board adopted the Jet Token Inc. 2021 Stock Plan (the “2021 Plan”). The 2021 plan provides for the grant of equity awards to employees, outside directors, and consultants, including the direct award or sale of shares, stock options, and restricted stock units to purchase shares. Up to 154,726 shares of common stock may be issued pursuant to awards granted under the 2021 Plan. During the year ended December 31, 2022, the 2021 Plan was amended to increase the number of shares of common stock authorized under the 2021 Plan to 464,179. In the event that shares of common stock subject to outstanding options or other securities under the Company’s 2018 Stock Option and Grant Plan expire or become exercisable in accordance with their terms, such shares shall be automatically transferred to the 2021 Plan and added to the number of shares then available for issuance under the 2021 Plan. The 2021 Plan is administered by the Board, and expires ten years after adoption, unless terminated by the Board.

During the six months ended June 30, 2023, the Company granted a total of 68,080 stock options to purchase common stock to various employees, advisors and consultants. The options have a ten-year life and an exercise price of $10.42. 6,189 of the options vest over a period of two months, while the remaining options vest in monthly tranches over a three-year period. The options had a grant date fair value of approximately $1,271,040, which will be recognized over the vesting period.

During the six months ended June 30, 2024 and 2023, stock-based compensation expense of $2,401,046 and $2,755,087, respectively, was recognized for the vesting of these options. As of June 30, 2024, there was approximately $2,289,000 in unrecognized stock-based compensation, which will be recognized through September 2026.

A summary of our stock option activity for the six months ended June 30, 2024 and 2023, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted average Remaining Contractual Term
Outstanding at December 31, 2022	3,216,408	$6.48	8.06
Granted	68,080	10.42	10.00
Exercised	-	-	-
Forfietures	(15,473)	10.42	9.50
Outstanding at June 30, 2023	3,269,015	6.59	7.64

	Number of Shares	Weighted Average Exercise Price	Weighted average Remaining Contractual Term
Outstanding at December 31, 2023	3,659,015	$6.14	7.37
Granted	-	-	-
Exercised	-	-	-
Forfietures	-	-	-
Outstanding at June 30, 2024	3,659,015	$6.14	6.87

Exercisable at June 30, 2024	3,265,402	$6.91	6.70

Warrants

The number of outstanding warrants issued by the Company as of June 30, 2024 is as follows:

Warrant	Expiration Date Date	Exercise Price	Number Outstanding
JTAIW Warrants	8/11/2028	$11.50	15,608,554
JTAIZ Warrants	8/11/2033	$15.00	7,433,405
GEM Warrants	8/11/2026	$8.40	2,179,447
Total			25,221,406

NOTE 7 – RELATED PARTY TRANSACTIONS

See Note 4 for a discussion of the Bridge Agreement entered into with related parties.

See Note 5 for a discussion of the related party Settlement Agreement entered into with Maxim.

See Note 6 for a discussion of related party Placement Agent Agreement with Maxim.

See Note 5 for a discussion of the related party Settlement Agreement entered into with Sponsor. In addition, included in the Company’s accrued liabilities as of June 30, 2024 are $100,557 in administrative and other fees due to the Sponsor arising prior to, or in connection with the closing of the Business
Combination.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company’s financial instruments, which consist of cash and cash equivalents, accounts receivable, accounts payable, and notes payable approximate fair value due to their short-term nature.

NOTE 9 – DEFERRED REVENUE

Changes in deferred revenue for the six months ended June 30, 2024 were as follows:

Deferred revenue as of December 31, 2023	$1,779,794
Amounts deferred during the period	2,899,913
Revenue recognized from amounts included in the deferred revenue beginning balance	(841,375)
Revenue from current period sales	(2,738,866)
Deferred revenue as of June 30, 2024	$1,099,466

NOTE 10 – SUBSEQUENT EVENTS

On July 27, 2024, the Company announced the commencement of an exchange offer relating to its outstanding Redeemable Warrants, Merger Consideration Warrants, and private placement warrants (the “Private Placement Warrants”). The Company is offering to all holders of the Redeemable Warrants and all of the holders of the Private Placement Warrants the opportunity to receive 0.3054 shares of the Company’s common stock in exchange for each such outstanding warrant tendered by the holder and exchanged pursuant to the offer. The Company is offering to all holders of the Merger Consideration Warrants the opportunity to receive 1.0133 shares of Company common stock in exchange for each outstanding Merger Consideration Warrant tendered by the holder and exchanged pursuant to the offer.

In July 2024, the Company entered into an accounts payable financing agreement, on preliminary terms, for up to $1,500,000 to pay directly to outstanding vendors of the Company. The payables shall initially be convertible to common stock at a 28% discount to the average three lowest traded prices in the 10 trading days prior to the conversion date. The Company may prepay in cash all or a portion of the financed payable at 130% of the principal amount.

In July 2024 the Company and Maxim entered into an amendment to the Settlement Agreement as generally described in Note 5.

In August 2024 Sponsor agreed to waive certain notice and redemption rights in favor of Sponsor pursuant to terms of the Series A-1 Preferred Convertible Stock held by Sponsor related to equity financings conducted by the Company through August 13, 2024 in consideration for a $100,000 fee payable before November 10, 2024.

The Company has evaluated subsequent events that occurred after June 30, 2024 through August 14, 2024, the date that these consolidated financial statements were available to be issued, and noted no additional events requiring recognition for disclosure.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which Jet.AI’s management believes is relevant to an assessment and understanding of its consolidated results of operations and financial condition. You should read the following discussion and analysis of Jet.AI’s financial condition and results of operations together with the historical unaudited consolidated financial statements as of June 30, 2024 and December 31, 2023, and the three and six months ended June 30, 2024 and 2023, and the related notes that are included elsewhere in this report.

Certain of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to plans and strategy for Jet.AI’s business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Item 1A – Risk Factors” in Jet.AI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 1, 2024, Jet.AI’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Factors that could cause or contribute to such differences include, but are not limited to, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this report. We assume no obligation to update any of these forward-looking statements.

Percentage amounts included in this report have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. Certain other amounts that appear in this report may not sum due to rounding.

Overview

Jet.AI, a Delaware corporation (“Jet.AI”, “Company”, “we” or “us”), was founded in 2018 by Michael Winston, its Executive Chairman. The Company, directly and indirectly through its subsidiaries, has been principally involved in (i) the sale of fractional and whole interests in aircraft, (ii) the sale of jet cards, which enable holders to use certain of the Company’s and other’s aircraft at agreed-upon rates, (iii) the operation of a proprietary booking platform, which functions as a prospecting and quoting platform to arrange private jet travel with third party carriers as well as via the Company’s leased and managed aircraft, (iv) direct chartering of its HondaJet aircraft by Cirrus Aviation, (v) aircraft brokerage and (vi) service revenue from the monthly management and hourly operation of customer aircraft.

Currently we offer the following SaaS software to aircraft owners and operators generally:

●	Reroute AI: recycles aircraft waiting to embark to their next revenue flight into prospective new charter bookings to destinations within specific operational parameters.

●	DynoFlight: enables aircraft operators to estimate aircraft emissions then purchase carbon removal credits via our DynoFlight application programming interface API.

Business Combination

On August 10, 2023, Oxbridge Acquisition Corp. (“Oxbridge”) consummated a business combination pursuant to a Business Combination Agreement and Plan of Reorganization, as amended by Amendment No. 1 to the Business Combination Agreement, dated as of May 11, 2023 (the “Business Combination Agreement”) among Oxbridge, OXAC Merger Sub I, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Oxbridge (“First Merger Sub”), Summerlin Aviation LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of Oxbridge (“Second Merger Sub”), and Jet Token Inc., a Delaware corporation (“Jet Token”). Pursuant to the Business Combination Agreement, Oxbridge redomiciled as a Delaware corporation and was immediately renamed Jet.AI Inc., and promptly thereafter, (i) First Merger Sub merged with and into Jet Token, with Jet Token surviving the merger as a wholly owned subsidiary of Jet.AI Inc., and (b) Jet Token merged with and into Second Merger Sub (each merger and all other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

As a result of the Business Combination:

●	the then issued and outstanding Class A ordinary shares of Oxbridge were converted, on a one-for-one basis, into shares of common stock of Jet.AI Inc.,

●	the then issued and outstanding Class B ordinary share of Oxbridge were converted, on a one-for-one basis, into shares of common stock of Jet.AI Inc.,

●	the then issued and outstanding Oxbridge warrants were converted into an equal number of warrants, each exercisable for one share of common stock (“Jet.AI Warrants”),

●	the then issued and outstanding Oxbridge Units were converted into an equal number of Jet.AI Units, each consisting of one share of common stock and one Jet.AI Warrant,

●	the outstanding shares of Jet Token common stock, including all shares of Jet Token preferred stock that converted into shares of Jet Token common stock, were cancelled and converted into the right to receive the number of shares of Common Stock and the number of warrants (“Merger Consideration Warrants”) based on the respective exchange rations set forth in the Business Combination Agreement,

●	all outstanding Jet Token options for its common stock , whether or not exercisable and whether or not vested, were converted into options to purchase Common Stock based on the applicable exchange ratio determined in accordance with the Business Combination Agreement,

●	all outstanding Jet Token warrants were converted into warrants to acquire the number of shares of common stock and Merger Consideration Warrants based on the applicable exchange ratio set forth in the Business Combination Agreement, and

●	the outstanding Jet Token restricted stock unit awards were converted into Jet.AI restricted stock unit awards based on the applicable exchange ratio determined in accordance with the Business Combination Agreement.

As a result of the Business Combination, Jet.AI has one class of common stock, listed on The Nasdaq Global Market (“Nasdaq”) under the ticker symbol “JTAI,” and two classes of warrants, the Redeemable Warrants and the Merger Consideration Warrants, listed on Nasdaq under the ticker symbols “JTAIW” and “JTAIZ,” respectively.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenues	$3,083,884	$2,792,808	$6,932,482	$4,668,316

Cost of revenues	3,500,880	2,993,631	7,473,834	4,944,157

Gross loss	(416,996)	(200,823)	(541,352)	(275,841)

Operating Expenses:
General and administrative (including stock-based compensation of $1,201,728, $1,348,043, $2,401,046, and $2,755,087, respectively)	2,663,753	2,115,704	5,210,047	4,603,722
Sales and marketing	102,470	103,541	549,070	223,708
Research and development	37,396	28,636	69,942	64,955
Total operating expenses	2,803,619	2,247,881	5,829,059	4,892,385

Operating loss	(3,220,615)	(2,448,704)	(6,370,411)	(5,168,226)

Interest expense	-	-	79,314	-
Other expense	(59)	-	(120)	-
Total other (income) expense	(59)	-	79,194	-

Loss before provision for income taxes	(3,220,556)	(2,448,704)	(6,449,605)	(5,168,226)

Provision for income taxes	-	-	-	-

Net Loss	$(3,220,556)	$(2,448,704)	$(6,449,605)	$(5,168,226)
Less cumulative preferred stock dividends	29,727	-	59,455	-
Net Loss to common stockholders	$(3,250,283)	$(2,448,704)	$(6,509,060)	$(5,168,226)

Weighted average shares outstanding - basic and diluted	12,906,283	4,520,625	12,224,502	4,511,751
Net loss per share - basic and diluted	$(0.25)	$(0.54)	$(0.53)	$(1.15)

Three Months Ended June 30, 2024 and 2023

Revenues

Revenues for the second quarter of 2024 totaled approximately $3.1 million, a $0.3 million increase from $2.8 million during the comparable period in 2023, which consisted of $914,000 in services revenue from the management of customers’ aircraft, $657,000 in software-related revenue, $559,000 in Jet Card revenue for hours flown and other charges based on hours flown, and $954,000 in revenue from the chartering of our HondaJets by our operating partner Cirrus.

The primary reason for this increase in revenue was due to additional service revenue of $500,000 arising from an additional management agreement for customer aircraft in the second quarter of 2024 and increased chartering of the Company’s Citation CJ4, offset by a $253,000 reduction in software revenue due to seasonality and the resulting reduced flying by the Company’s Jet Card holders and ad hoc charter clients.

The following table sets forth a breakout of revenue components by subcategory for the three months ended June 30, 2024 and 2023.

	Three Months Ended
	June 30,
	2024	2023

Software App and Cirrus Charter	$1,610,898	$1,558,697
Jet Card and Fractional Programs	558,561	811,140
Management and Other Services	914,425	422,971
	$3,083,884	$2,792,808

The Company recognized $657,000 in revenue related to App-generated services and software revenues related to charter bookings made through its App in the second quarter of 2024, a decrease of $195,000 compared to the 2023 period and primarily reflected seasonality and a shift in Spring-related charters from April to March. This compares to software revenues totaling $852,000 in the 2023 period.

During the second quarter of 2024, the Company sold 55 prepaid flight hours under its jet card and fractional programs, amounting to $319,000, and recognized $616,000 of revenue for 87 flight hours flown or forfeited, as well as additional charges. These additional charges primarily represent charges for cost reimbursements such as a fuel component adjustment to adjust for changes in fuel prices relative to the jet card and fractional contracts’ base fuel price and reimbursement of federal excise taxes. Prepaid flight hours are recognized as revenue as the flight hours are used or forfeited. At June 30, 2024, the Company had recorded deferred revenue of $1.1 million on its consolidated balance sheets representing prepaid flight hours for which the related travel had not yet occurred.

In the second quarter of 2023, the Company sold 122 prepaid flight hours, amounting to $713,000, and recognized $709,000 of revenue for 113 flight hours flown or forfeited, as well as additional charges.

The decrease in flight hours flown period over period is a direct result of a reduction in flying by the Company’s Jet Card holders during this period.

The following table details the flight hours sold and flown or forfeited, as well as the associated deferred revenues and recognized revenues, respectively, and additional charges for the second quarter of 2024 and 2023:

	For the three months ended June 30,
	2024	2023
Deferred revenue at the beginning of the period (1)	$1,395,285	$1,285,762
Prepaid flight hours sold
Amount	$319,000	$568,680
Total Flight Hours	55	104

Prepaid flight hours flown
Amount	$501,533	$754,897
Total flight hours	87	125

Additional charges	$57,028	$59,760
Total flight hour revenue	$558,561	$811,139

Deferred revenue at the end of the period (2)	$1,099,466	$1,099,545

(1)	Deferred revenue at March 31, 2024 and 2023 also includes $187,811 and $47,081, respectively, with respect to customer prepayments associated with software app transactions.

(2)	Deferred revenue at June 30, 2024 and 2023 also includes $56,017 and $0, respectively, with respect to customer prepayments associated with software app transactions and $16,233 and $0 with respect to customer prepayments associated with management and other services revenue.

In addition to its software App and jet card revenues, the Company also generates revenue through the direct chartering of its HondaJet and Citation CJ4 aircraft by Cirrus. During the second quarter of 2024 this revenue amounted to approximately $954,000, an increase of $247,000, or 34.9% from the second quarter of 2023. The increased revenue was a direct result of increased availability and chartering of the managed Citation CJ4.

Cost of revenues

Our cost of revenue is comprised of payments to Cirrus Aviation for the maintenance and management of our fleet aircraft, commissions to Cirrus for their arranging for charters on our aircraft, aircraft lease expense, federal excise tax relating to jet card and third-party charters, and payments to third -party aircraft operators for both charter flights booked through our App, as well as the cost of subcharters for covering jet card flights when our HondaJets were unavailable. The management of our aircraft by Cirrus covers all our aircraft regardless of whether the aircraft are used for program flight hours or charter flights and includes expenses such as fuel, pilot wages and training costs, aircraft insurance, maintenance and other flight operational expenses.

In the second quarter of 2024, the Company operated 3 HondaJets, 1 CJ4 and, in addition to the CJ4, managed a King Air 350i.

As a result, the increased Cirrus charter flight activity, costs related to the operation of these aircraft and payments to Cirrus for their management increased $0.7 million from $1.6 million in the second quarter of 2023 to $2.3 million in the second quarter of 2024, and aircraft lease payments increased $31,000 from $346,000 in the second quarter of 2023 to $377,000 in 2024. The Company also incurred third-party charter costs of approximately $623,000 in the second quarter of 2024, a $380,000 decrease over 2023, reflecting the reduction in the number of App-generated charter bookings and a decrease in the number of subcharters required. Merchant fees and federal excise tax relating to charter flights of $249,000 in the second quarter of 2024 were a $157,000 increase as compared to $92,000 in the second quarter of 2023 as a result of increased charter activity.

In total, it cost $3.5 million to operate five aircraft in the second quarter of 2024, compared to $3.0 million to operate four aircraft in the second quarter of 2023.

Gross loss

The resulting gross loss totaled approximately $417,000 for the second quarter of 2024, compared to $201,000 for the second quarter of 2023. The gross loss in the second quarter of 2024 was largely driven by reduced flights performed for our jet card customers without a corresponding reduction in fixed costs.

Total Operating Expenses

In the second quarter of 2024, the Company’s operating expenses increased by approximately $556,000 over the prior year period primarily due to an approximate $548,000 increase in general and administrative expenses, $9,000 increase in research and development costs and slightly lower sales and marketing expenses. Excluding non-cash stock-based compensation of $1.2 million and $1.3 million in the second quarter of 2024 and 2023, respectively, general and administrative expenses rose by approximately $694,000 primarily due to an increase in professional service expenses of $364,000 resulting primarily from increased legal expenses of $319,000 relating to the Company’s SEC filings and transactions the Company pursued during the quarter and $41,000 in payments to our Board of Directors, as well as increased wages of $294,000, primarily due to increased headcount.

The Company’s sales and marketing expenses declined by about $2,000 to $102,000 in the second quarter of 2024 from $104,000 in the second quarter of 2023, as the Company continued its sales and marketing spending for its jet card inventory and charter app. These expenses are mainly linked to promoting the Company and its programs.

Research and development expenses increased $9,000 to $37,000 in the second quarter of 2024 from $28,000 in the second quarter of 2023, due to continuing refinement of the App, as well as continued development work on additional software offerings.

Operating Loss

As a result of all of the above, in the second quarter of 2024 the Company recognized an operating loss of approximately $3.2 million, which was an increase in loss of approximately $0.8 million. The increase in operating loss was primarily due to the increase in general and administrative expenses resulting from the increase in professional service expenses and wages following the Business Combination.

Other (Income) Expense

During the second quarter of 2024, the Company recognized approximately $59 in interest income. There were no such other income or expenses in the second quarter of 2023.

Six Months Ended June 30, 2024 and 2023

Revenues

Revenues for the first six months of 2024 totaled approximately $6.9 million, a $2.3 million increase from revenues of approximately $4.7 million during the 2023 period, primarily related to increases in Software App and Cirrus Charter revenue, as well as increased Management and Other Services revenue of $1.4 million and $0.9 million, respectively. Revenues in the 2024 period were comprised of $1.7 million in services revenue from the management of customers’ aircraft, $2.3 million in software-related revenue, $1.2 million in Jet Card revenue for hours flown and other charges based on hours flown and $1.6 million in revenue from the chartering of our HondaJets and Citation CJ4 by our operating partner Cirrus.

The following table sets forth a breakout of revenue components by subcategory for the six months ended June 30, 2024 and 2023.

	Six Months Ended
	June 30,
	2024	2023

Software App and Cirrus Charter	$3,981,989	$2,552,950
Jet Card and Fractional Programs	1,235,881	1,358,685
Management and Other Services	1,704,612	756,681
	$6,932,482	$4,668,316

The Company began recognizing revenue in September 2020 reflecting services and software revenues related to charter bookings made through its App and in the first six months of 2023, the Company recognized $1.3 million in revenue related to App-generated charter bookings. During the 2024 period these revenues totaled $2.3 million, a $1.0 million or 71.8% increase from 2023 reflecting additional brokerage staff, increased marketing and greater awareness of the Company.

The Company recognized $1.7 million in service revenue in the first six months of 2024, an increase of $0.9 million, relating to an agreement entered into during the fourth quarter of 2023 to manage a customer’s aircraft, as well as a second managed aircraft beginning in April 2024. There was $0.8 million in service revenues in the first six months of 2023.

During the first six months of 2024, the Company sold 110 prepaid flight hours under its jet card and fractional programs, amounting to $0.7 million, and recognized $1.2 million of revenue for 182 flight hours flown or forfeited, as well as additional charges. These additional charges represent primarily charges for cost reimbursements such as a fuel component adjustment to adjust for changes in fuel prices relative to the jet card and fractional contracts’ base fuel price and reimbursement of federal excise taxes. Prepaid flight hours are recognized as revenue as the flight hours are used or forfeited. At June 30, 2024, the Company recorded deferred revenue of $1.1 million on its consolidated balance sheets, which represents prepaid flight hours for which the related travel had not yet occurred.

In the first six months of 2023, we sold 261 prepaid flight hours amounting to approximately $1.4 million and recognized approximately $1.4 million of revenue for 210 flight hours flown or forfeited, as well as additional charges.

The increase in flight hours flown is a direct result of the increased number of aircraft.

The following table details the flight hours sold and flown or forfeited, as well as the associated deferred revenues and recognized revenues, respectively, and additional charges for the first six months of 2024 and 2023:

	For the six months ended June 30,
	2024	2023
Deferred revenue at the beginning of the period (1)	$1,779,794	$933,361
Prepaid flight hours sold
Amount	$652,000	$1,420,250
Total Flight Hours	110	261

Prepaid flight hours flown
Amount	$1,138,810	$1,254,066
Total flight hours	182	210

Additional charges	$100,070	$94,207
Total flight hour revenue	$1,235,880	$1,358,685

Deferred revenue at the end of the period (2)	$1,099,466	$1,099,545

(1)	Deferred revenue at December 31, 2023 and 2022 also includes $268,818 and $11,800, respectively, with respect to customer prepayments associated with software app transactions.

(2)	Deferred revenue at June 30, 2024 and 2023 also includes $56,017 and $0, respectively, with respect to customer prepayments associated with software app transactions and $16,233 and $0 with respect to customer prepayments associated with management and other services revenue.

During the first six months of 2024 revenue generated through the direct chartering of the Company’s HondaJet and Citation CJ4 aircraft by Cirrus amounted to approximately $1.6 million, an increase of $0.4 million, or 37.8% from the prior year. The increased revenue was a direct result of increased charter activity, both ad hoc and by Cirrus, as well as the addition of the managed Citation CJ4 and King Air 350i.

Cost of revenues

Our cost of revenue is comprised of payments to Cirrus for the maintenance and management of our fleet aircraft, commissions to Cirrus for their arranging for charters on our aircraft, aircraft lease expense, federal excise tax relating to jet card and second-party charters, and payments to second-party aircraft operators for both charter flights booked through our App, as well as the cost of subcharters for covering jet card flights when our HondaJets were unavailable. The management of our aircraft by Cirrus covers all our aircraft regardless of whether the aircraft are used for program flight hours or charters and includes expenses such as fuel, pilot wages and training costs, aircraft insurance, maintenance and other flight operational expenses.

As a result of the increased ad hoc and Cirrus charter flight activity, as well as the startup expenses relating to the introduction of the King Air 350i managed aircraft to its fleet, operating expenses related to the operation of the Company’s aircraft and payments to Cirrus for their management increased $1.6 million from $2.8 million in the first six months of 2023 to $4.4 million in 2024 and aircraft lease payments increased $151,000 from $544,000 in 2023 to $695,000 in the first six months of 2024. The Company also incurred third-party charter costs of approximately $2.0 million in the first six months of 2024, a $0.5 million increase over 2023, in order to fulfill a greater number of App-generated charter bookings, as well as subcharters used for covering jet card flights when our HondaJets were unavailable. Federal excise tax and merchant fees relating to charter flights increased $250,000 in the first six months of 2024 to $409,000 from $159,000 in 2023.

In total, it cost $7.5 million to operate the Company’s 6 aircraft in the first six months of 2024, compared to $4.9 million during the 2023 period for 5 aircraft.

Gross loss

The resulting gross loss totaled $541,000 for the first six months of 2024, compared to $276,000 for the 2023 period. The increased gross loss in these operations was a result of increased maintenance costs, together with lower utilization on our HondaJets.

Total Operating Expenses

In the first six months of 2024, the Company’s operating expenses increased $0.9 million due to a $0.6 million increase in general and administrative expenses, $325,000 in higher sales and marketing expenses, and $5,000 in higher research and development costs. Excluding non-cash stock-based compensation of $2.4 million and $2.8 million in the first six months of 2024 and 2023, respectively, general and administrative expenses rose by approximately $1.0 million primarily due to due to an increase in professional service expenses of $280,000 related to our software development and legal expenses relating to the Company’s SEC filings and various transactions the Company closed or pursued, $117,000 in payments to our Board of Directors and increased wages of $450,000, primarily due to increased commissions compensation payable on charter sales, as well as a greater number of software developers in 2024.

The Company’s sales and marketing expenses increased by about $325,000 to $549,000 in the first six months of 2024 from $224,000 in 2023, as it reaccelerated its sales and marketing spending for software and jet card sales. These expenses are mainly linked to promoting the Company and its programs.

Research and development expenses increased approximately $5,000 to $70,000 in the first six months of 2024 from $65,000 in the comparable 2023 period, due to continuing refinement of the App, as well as some initial development work on additional software offerings.

Operating Loss

As a result of all of the above, in the first six months of 2024 the Company recognized an operating loss of approximately $6.4 million, which was an increase in loss of nearly $1.2 million compared to the comparable 2023 period. The increase was primarily due to reduced gross profits of $0.3 million, as well as a $0.6 million increase in general and administrative expenses.

Other (Income) Expense

During the first six months of 2024, the Company recognized approximately $79,000 in other expense due primarily to interest expense related to the Company’s Bridge Agreement, compared to no other income or expense recorded for the first six months of 2023.

Liquidity and Capital Resources

Overview

As of June 30, 2024, the Company’s cash and equivalents were $528,117, including $500,000 of restricted cash under its aircraft leasing arrangements, as described below. As of June 30, 2024, current liabilities exceeded current assets by approximately $3.9 million, of which $1.1 million in liabilities represents deferred revenue that would be recorded as revenue once the flight hours are flown or forfeited.

During the six month period ended June 30, 2024, the Company raised (1) approximately $1,727,000 in funds from the issuance of 3,200,000 shares of common stock under the Share Purchase Agreement discussed below, as well as $1,500,000 related to the sale of 150 shares of preferred stock, and (2) approximately $742,000 from Jet.AI Warrant exercises.

The Company also incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in its accumulated deficit of approximately $45.7 million as of June 30, 2024. While we expect to drive revenue and operating profit growth from aircraft acquisitions, higher average hourly pricing of jet cards, increased charter activity through CharterGPT and Reroute AI and SaaS revenues from DynoFlight, we expect to continue to incur operating losses to a greater or lesser extent for at least the next 12 months, depending on the timing and success of these initiatives. To bridge the gap, we intend to rely on funds available from share issuances under the Share Purchase Agreement and amounts received upon an exercise of the Ionic Warrant (as defined below), if any, to meet our funding obligations. Additional funding under the Share Purchase Agreement may be limited contractually and the Ionic Warrant may not be exercised by the holder. Furthermore, issuances of additional shares of common stock under the Share Purchase Agreement or upon conversion of the Series B Preferred Stock outstanding and underlying the Ionic Warrant may negatively impact the Company’s stock price and ability to raise additional funds. We will likely require additional capital resources to grow our business. In the absence of external financing the Company is prepared to cut its cash utilization by ceasing marketing and customer acquisition, suspending software development, streamlining operations, and servicing only existing customers. Such a reduction would allow the Company to continue to operate for a year or more by management’s estimate. During that time the Company would plan to arrange new financing and to then resume expansion.

Ionic Transaction

General

On March 28, 2024, Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) and a number of other transaction documents described below for a private placement with Ionic Ventures, LLC (“Ionic”), which closed on March 29, 2024 (the “Closing Date”), which we collectively refer to as the “Ionic Transaction.” Under the Securities Purchase Agreement, the Company agreed to issue to Ionic (a) 150 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), which are convertible into shares of the Company’s common stock, (b) a warrant to purchase up to 1,500 shares of Series B Preferred Stock (the “Ionic Warrant”), at an exercise price of $10,000 per share, and (c) 250,000 shares of the Company’s common stock.

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

Other Equity Issuances and Settlement Arrangements

Maxim Payment and Settlement Agreement

On August 10, 2023, the Company entered into a settlement agreement (“Maxim Settlement Agreement”) with Maxim Group LLC, the underwriter for the Company’s initial public offering (“Maxim”). Pursuant to the Maxim Settlement Agreement, the Company issued to Maxim Partners (a) 270,000 shares of common stock to Maxim Partners to settle the payment obligations of the Company under the underwriting agreement dated on or about August 11, 2021, by and between the Company and Maxim and (b) 1,127 Series A Preferred Shares to Maxim Partners in an amount equal in value to $1,127,000. The Series A Preferred Shares accrue a dividend at the rate of 8% per annum (which increases to 18% if the Company fails to meet certain obligations under the terms thereof), payable quarterly and, at the Company’s option, in shares of common stock. The Series A Preferred Shares are convertible into 112,700 shares of common stock. The Company also issued 115,000 shares of common stock to Maxim Partners on August 16, 2021 to meet a payment obligation under the underwriting agreement in connection with Oxbridge’s IPO, representing a value of $9.00 per share reflecting an allocation of the $10.00 per Unit IPO price. The above issued and issuable shares of common stock are subject to a registration rights agreement.

The Company may, subject to certain conditions, redeem the outstanding Series A Preferred Shares in cash at the $1,000 original issue price, subject to adjustment, plus accrued and unpaid dividends. The Company is required to redeem all the outstanding Series A Preferred Shares on August 10, 2024, which will be automatically extended by an additional three (3) month period if the Company has not, as of such date, closed upon one or more equity financings that, in total, result in gross proceeds to the Company of $10.0 million or greater (which amount has not been achieved as of the date of this report). If the Company raises equity capital, 15% of the net proceeds will be used to redeem the Series A Preferred Shares if requested by the holder.

In July 2024, the Company and Maxim entered into an amendment to the Maxim Settlement Agreement and agreed to, among other things, amend the definition of the “Series A Conversion Price” for the Series A Preferred Shares and certain restrictions with respect to shares of Company common stock Maxim may acquire upon the conversion of its shares of Series Preferred Stock.

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

The Company may, subject to certain conditions, redeem the outstanding Series A-1 Preferred Shares in cash at the $1,000 original issue price, subject to adjustment, plus accrued and unpaid dividends. The Company is required to redeem all the outstanding Series A-1 Preferred Shares on August 10, 2024, automatically extended by an additional three (3) month period if the Company has not as of such date closed upon one or more equity financings that, in total, result in gross proceeds to the Company of $10.0 million or greater (which amount has not been achieved as of the date of this report).. If the Company raises equity capital, 15% of the net proceeds will be used to redeem the Series A-1 Preferred Shares if requested by the holder.

Warrants

On various dates at the end of December 2023 and through early 2024, we entered a number of separate warrant exchange agreements with various unaffiliated second-party warrant holders with respect to warrants to purchase an aggregate of 1,486,217 shares of our common stock (the “Exchanged Warrants”). Pursuant to these warrant exchange agreements, the Company issued an aggregate of 1,486,217 shares of common stock to those warrant holders in exchange for the surrender and cancellation of the Exchanged Warrants.

In December 2023 and January 2024, holders of an aggregate of 154,563 JTAIW warrants were exercised for an equal number of shares of our common stock, generating net proceeds to us of $1,777,475.

Cash Flows for the six Months Ended June 30, 2024 and 2023

As of June 30, 2024, the Company’s cash and equivalents were approximately $528,000, including approximately $500,000 of restricted cash under its aircraft leasing arrangements described below.

The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023:

	For the six months ended June 30,
	2024	2023
Net cash used in operating activities	$(4,705,433)	$(1,919,226)
Net cash used in investing activities	(13,021)	(121,649)
Net cash provided by financing activities	3,146,028	1,151,726
Decrease in cash and cash equivalents	$(1,572,426)	$(889,149)

Cash Flow from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was approximately $4.7 million compared to approximately $1.9 million for the six months ended June 30, 2023 and was primarily driven by the increase in operating loss discussed above, as well as a $439,000 increase in accounts receivable, a $142,000 reduction in accounts payable, a $680,000 decrease in deferred revenue, partially offset by a $332,000 increase in accrued liabilities.

Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 was $13,000 compared to approximately $122,000 for the six months ended June 30, 2023, primarily relating to the Company’s 2023 investment in 380 Software LLC, a 50/50 joint venture subsidiary with Great Western Air LLC dba Cirrus Aviation Services as well as the purchase of the Jet.AI domain name.

Cash Flow from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was approximately $3.1 million. Cash provided by financing activities was primarily driven by warrant exercises and proceeds from the sale of common stock under the Share Purchase Agreement, sale of preferred stock, partially offset repayments of notes payable.

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

The Company also generates revenues from individual ad hoc charter bookings processed through the Company’s booking app, whereby the Company will source, negotiate, and arrange travel on a charter basis for a customer based on pre-selected options and pricing provided by the Company to the customer through the app. In addition, Cirrus markets charter on the Company’s aircraft for the Company’s benefit. Deferred revenue with respect to bookings through the app was $56,000 as of June 30, 2024.

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

Aircraft Sales

The Company acquires aircraft from vendors and various other second-party sellers in the private aviation industry. The Company’s classifies the purchase as aircraft inventory on the consolidated balance sheets. Aircraft inventory is valued at the lower of cost or net realizable value. Sales are recorded on a gross basis within revenues and cost of revenue in the consolidated statements of operations.

Pass-Through Costs

In applying the guidance of ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are distinct performance obligations. The Company then assesses whether it is acting as an agent or a principal for each identified performance obligation and includes revenue within the transaction price for second-party costs when the Company determines that it is acting as the principal

Cost of Sales

The cost of sales expenses includes costs incurred in providing air transportation services, such as chartering second-party aircraft, aircraft lease expenses, pilot training and wages, aircraft fuel, aircraft maintenance, and other aircraft operating expenses.

1.	Chartering Third-Party Aircraft: The cost of chartering second-party aircraft is recorded as a part of the cost of sales expense. These expenses include the fees paid to second-party operators for providing aircraft services on behalf of the company. Expenses are recognized in the income statement in the period when the service is rendered and are reported on an accrual basis.

2.	Aircraft Lease Expenses: Aircraft lease expenses include the cost of leasing aircraft for the company’s operations. The lease expenses are recognized as an operating expense in the income statement over the lease term on a straight-line basis.

3.	Pilot Training and Wages: Pilot training costs are expensed as incurred and are included in the cost of sales expenses. This encompasses expenses related to initial pilot training, recurrent training, and any additional required training programs. Pilot wages, including salaries, bonuses, and benefits, are also recognized as a part of the cost of sales expenses and are reported on an accrual basis.

4.	Aircraft Fuel: The cost of aircraft fuel is recognized as an expense in the cost of sales category based on the actual consumption during flight operations. Fuel costs are recorded in the income statement in the period when the fuel is consumed and are reported on an accrual basis.

5.	Aircraft Maintenance: Aircraft maintenance expenses include both routine and non-routine maintenance. Routine maintenance costs are expensed as incurred and are recorded as a part of the cost of sales expense. Non-routine maintenance expenses, such as major repairs and overhauls, are capitalized and amortized over their expected useful life. The amortization expense is included in the cost of sales expense and is recognized in the income statement on a straight-line basis over the asset’s useful life.

6.	Other Aircraft Operating Expenses: Other aircraft operating expenses include costs such as insurance, landing fees, navigation charges, and catering services. These expenses are recognized in the income statement as a part of the cost of sales expenses in the period when they are incurred and are reported on an accrual basis.

Stock-Based Compensation

The Company accounts for stock awards under ASC 718, Compensation–Stock Compensation. Under ASC 718, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite vesting period or over the nonemployee’s period of providing goods or services. The fair value of each stock option or warrant award is estimated on the date of grant using the Black-Scholes option valuation model.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Interim Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our Interim Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on June 30, 2024 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Except for the addition of the following risk factor, there were no material changes in the risk factors we previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 1, 2024.

If we fail to comply with the continued listing requirements of Nasdaq, we would face possible delisting, which would result in a limited public market for our shares, limit our ability to access existing liquidity facilities and make obtaining future financing more difficult for us.

The Company’s common stock is currently listed on Nasdaq under the symbol “JTAI.” On December 1, 2023, the Company received a notification letter (the “Initial Notice Letter”) from the Nasdaq Listing Qualifications Staff of Nasdaq notifying the Company that its amount of stockholders’ equity had fallen below the $10 million required minimum for continued listing on The Nasdaq Global Market set forth in Nasdaq Listing Rule 5450(b)(1)(A) (the “Minimum Stockholders’ Equity Requirement”). The Company’s stockholders’ deficit as of December 31, 2023 was $(3,963,039). The Initial Notice Letter also noted that as of September 30, 2023, the Company did not meet The Nasdaq Global Market alternative listing criteria for the “Market Value” standard or the “Total Assets / Total Revenues” standard. The Initial Notice Letter further noted that the Company may consider applying to transfer the Company’s securities to The Nasdaq Capital Market, which would require the Company to, among other things, meet The Nasdaq Capital Market’s continued listing requirements. On August 14, 2024, the Nasdaq Hearings Panel granted the Company’s request to transfer the Company’s securities from The Nasdaq Global Market to The Nasdaq Capital Market to be effective as of the opening of trading on August 16, 2024.

On April 14, 2024, the Company received an additional notification letter from Nasdaq (the “Second Notice Letter”) stating that the Company was not in compliance with Nasdaq Listing Rule 5450(a)(1), as the minimum bid price of the Company’s Class A Common Stock had been below $1.00 per share for 30 consecutive business days (the “Minimum Bid Price Requirement”). The notification of noncompliance has no immediate effect on the listing or trading of the Company’s Common Stock on The Nasdaq Global Market. The Company has 180 calendar days, or until October 14, 2024, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the minimum bid price of the Company’s Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-calendar day grace period. In the event the Company does not regain compliance with the Minimum Bid Price Requirement by October 14, 2024, the Company may be eligible for an additional 180-calendar day compliance period if it elects to transfer to The Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. To qualify, the Company would be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the bid price deficiency during the second compliance period. The Company’s failure to regain compliance during this period could result in delisting. The Company intends to actively monitor the bid price of its Common Stock and may, if appropriate, consider implementing available options to regain compliance with the Minimum Bid Price Requirement. On August 14, 2024, the Nasdaq Hearings Panel granted the Company’s request to transfer the Company’s securities from The Nasdaq Global Market to The Nasdaq Capital Market to be effective as of the opening of trading on August 16, 2024.

On May 30, 2024, the Company received an additional notification letter from Nasdaq (the “Third Notice Letter”) stating that the Company had not regained compliance with the Minimum Stockholders’ Equity Requirement for continued listing discussed in the Initial Notice Letter, which it was required to meet by May 29, 2024 pursuant to its compliance plan. The Third Notice Letter notified the Company that, unless the Company requested an appeal hearing before the Nasdaq Hearings Panel (the “Panel”) by June 6, 2024, trading of the Company’s Common Stock would be suspended at the opening of business on June 10, 2024, and a Form 25-NSE would be filed with the SEC, which would remove the Company’s securities from listing and registration on The Nasdaq Stock Market (such notification, the “Delisting Notice”).

As directed in the Third Notice Letter, the Company timely requested a hearing before the Panel and paid the applicable fee to appeal the Delisting Notice. The Delisting Notice has no immediate effect on the listing or trading of the Company’s Common Stock. The Company’s hearing request stayed the suspension of trading on the Company’s securities, and the Company’s securities will continue to trade on The Nasdaq Global Market until the hearing process concludes and the Panel issues a written decision. On August 14, 2024, in connection the implementation of the Company’s compliance plan, the Nasdaq Hearings Panel granted the Company’s request to transfer the Company’s securities from The Nasdaq Global Market to The Nasdaq Capital Market to be effective as of the opening of trading on August 16, 2024. Further the Nasdaq Hearings Panel granted the Company’s request to have until November 26, 2024 to demonstrate compliance with its previously submitted plan, a deadline that the Company believes to be attainable. The Company is working diligently to cure the deficiencies set forth in the Delisting Notice and plans to regain compliance with the continued listing requirements as soon as practicable. Should the Company regain compliance and receive a moot notice from Nasdaq in advance of the hearing before the Panel, then no hearing would take place.

Management completed an application to transfer its securities to The Nasdaq Capital Market tier and filed both a registration statement and preliminary proxy statement in connection with its private placement with Ionic Ventures, LLC (such private placement, the “Ionic Transaction”). On August 14, 2024, in connection the implementation of the Company’s compliance plan, the Nasdaq Hearings Panel granted the Company’s request to transfer the Company’s securities from The Nasdaq Global Market to The Nasdaq Capital Market to be effective as of the opening of trading on August 16, 2024. As a result of the Company’s transfer to The Nasdaq Capital Market tier and the Ionic Transaction, the Company expects to meet the “Equity” standard of the continued listing requirements of The Nasdaq Capital Market, which requires listed companies to maintain minimum stockholders’ equity of $2.5 million. The Company has been actively executing its compliance plan, including by utilizing its existing GEM facility and receiving gross proceeds of $1.5 million of the $16.5 million to be funded pursuant to the Ionic Transaction.

On August 14, 2024, the Nasdaq Hearings Panel granted the Company’s request to have until November 26, 2024 to demonstrate compliance with its previously submitted plan, a deadline that the Company believes to be attainable. Although the Company believes it will be able to achieve compliance with The Nasdaq Capital Market’s continued listing requirements, there can be no assurance that the Company will be able to regain compliance with such requirements or maintain compliance with any other listing requirements within the time frame required by Nasdaq or at all, particularly if the Company’s stock price trades below $1.00 for a sustained period. Nasdaq’s determination that we fail to meet the continued listing standards of Nasdaq may result in our securities being delisted from Nasdaq as set forth in the Delisting Notice.

A delisting of our Common Stock and listed warrants and our inability to list on another national securities market could negatively impact us by: (i) reducing the liquidity and market price of our Common Stock and listed warrants; (ii) reducing the number of investors willing to hold or acquire our Common Stock and listed warrants, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use certain registration statements to offer and sell freely tradable securities, thereby limiting our ability to access the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees. In addition, a delisting of our Common Stock would prevent us from being able to access financing under the Share Purchase Agreement. Furthermore, the Company may have to pay all or a portion of the $800,000 commitment fee due under the Share Purchase Agreement in cash if its shares are no longer listed. The Company may not have sufficient funds to be able to pay such fee. See the section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

These notices, and certain related matters, were disclosed in Current Reports on Form 8-K filed by the Company on April 19, 2024 and May 31, 2024. Except for risks related to the ongoing developments related to the Company’s compliance with various Nasdaq Listing Rules, and the Company’s ongoing liquidity needs, as of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

On various dates in the second quarter of 2024, the Company sold an aggregate of 1,244,800 shares of common stock to GEM under the Share Purchase Agreement. The issuance of the securities was made in reliance upon the exemption from the registration requirements under Section 4(a)(2) of the Securities Act.

Otherwise, all unregistered sales of equity securities effected during the quarter ended June 30, 2024 were previously reported in reports the Company has filed with the Securities and Exchange Commission.

Use of Proceeds

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

OAC Sponsor Ltd (the “Sponsor”), as a holder of the Company’s outstanding shares of Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred Stock”) was and continues to be entitled to notice, under Section 12(b) and Section 12(c) (together, the “Notice Provisions”) of the Certificate of Designation for the Series A-1 Preferred Stock (the “Certificate”). Further, Sponsor was and continues to be entitled to receive partial redemption of its shares of Series A-1 Preferred Stock, pursuant to Section 12(a) of the Certificate, with respect to any Equity Financing (as defined in the Certificate) conducted by the Company. On August 13, 2024 (the “Effective Date”), as consideration for Sponsor’s formal waiver and/or consent pursuant to the Notice Provisions and waiver of redemption rights pursuant to Section 12(a) of the Certificate with respect to any Equity Financings previously conducted by the Company since the closing of the business combination on August 10, 2023 and through the Effective Date (the “Term”), the Company agreed to pay to Sponsor a one-time payment of $100,000 (the “Waiver Consideration”), which payment shall be made concurrently with the Series A-1 Redemption Price of $575,000 and all dividends due under the Certificate through the date(s) of payment(s), and such payment(s) will be made before November 10, 2024 (being the Outside Date as defined in the Certificate and giving effect to the automatic extension thereof). The Waiver Consideration payment shall be solely for and in full satisfaction of the Company’s obligations under the Notice Provisions and waiver of the Sponsor’s redemption rights with respect to any Equity Financings conducted during the Term.

During the quarter ended June 30, 2024, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit Number	Description
3.1	Certificate of Incorporation of Jet.AI Inc., dated August 10, 2023 (incorporated by reference to Exhibit 3.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.2	Certificate of Designation of the Series A Convertible Preferred Stock of Jet.AI Inc., dated August 10, 2023 (incorporated by reference to Exhibit 3.2 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.3	Certificate of Designation of the Series A-1 Convertible Preferred Stock of Jet.AI Inc., dated August 10, 2023 (incorporated by reference to Exhibit 3.3 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.4	Certificate of Designations of Series B Convertible Preferred Stock of Jet.AI Inc. (incorporated by reference to Exhibit 3.5 of Jet.AI’s Annual Report on Form 10-K filed with the SEC on April 1, 2024).
3.5	Amendment No. 1 to Certificate of Designation of Series A Convertible Preferred Stock of Jet.AI Inc. dated July 15, 2024. (incorporated by reference to Exhibit 3.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on July 17, 2024).
3.6	Bylaws of Jet.AI Inc. (incorporated by reference to Exhibit 3.4 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.7	Amendment to Bylaws of Jet.AI Inc. (incorporated by reference to Exhibit 3.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 8, 2024).
4.1	Warrant Agreement, dated August 11, 2021, by and between Oxbridge Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of Oxbridge Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 17, 2021).
4.2	Merger Consideration Warrant Agreement, dated August 10, 2023, by and between Jet.AI and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
4.3	Warrant by and between Jet. AI Inc. and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 (File. No. 333-274432) of Jet.AI Inc. filed with the SEC on September 8, 2023).
4.4	Warrant Agreement Amendment by and between Jet.AI Inc. and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A (File No. 333-274432) of Jet.AI Inc. filed with the SEC on October 27, 2023).
4.5	Warrant by and between Jet.AI Inc. and Ionic Ventures, LLC (incorporated by reference to Exhibit 4.5 of Jet.AI’s Annual Report on Form 10-K filed with the SEC on April 1, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

JET.AI INC.

	By:	/s/ George Murnane
	Name:	George Murnane
	Title:	Interim Chief Financial Officer
(Principal Financial Officer and Accounting Officer)
Date: August 14, 2024

