Form 10-K/A
period 2023-12-31
Jet.AI Inc.
filed 2024-08-15
CIK 1861622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

Jet.AI Inc., a Delaware corporation (the “Company”), is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024, and amended by Amendment No. 1 on Form 10-K/A, filed with the SEC on April 29, 2024 (as amended by Amendment No. 1, the “Annual Report”). This Amendment amends and restates Part II, Item 8, Part IV, Item 15, and the Index to Consolidated Financial Statements of the Company’s Annual Report. This Amendment serves to remove from the Annual Report (i) the Report of Independent Registered Public Accounting Firm issued by BF Borgers CPA PC (“Borgers”), which relates to the financial statements of Jet Token Inc. as of and for the fiscal years ended December 31, 2021 (the “2021 Financial Statements”) and December 31, 2022 (the “2022 Financial Statements”), prior to the consummation of the business combination among Oxbridge Acquisition Corp., certain of its subsidiaries, and the Company’s predecessor, Jet Token Inc. (the “Business Combination”), and (ii) the Report of Independent Registered Public Accounting Firm issued by Hacker Johnson & Smith PA (“Hacker”), which relates to the consolidated financial statements of the Company as of December 31, 2023 (the “2023 Financial Statements”), and replaces them with the Report of Independent Registered Public Accounting Firm issued by Hacker on June 17, 2024, which relates to the Company’s consolidated financial statements as of December 31, 2023 and 2022. Having previously utilized Hacker to audit the Company’s 2023 Financial Statements, the Company engaged Hacker to re-audit the 2022 Financial Statements that had been previously audited by Borgers due to Borgers being suspended from appearing or practicing before the SEC on May 3, 2024, resulting in the Company needing to re-audit the 2022 Financial Statements. No changes to the 2022 Financial Statements resulted from the Hacker audit.

This Amendment also includes updated certifications executed as of the date of this Amendment by the Company’s Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached in Item 15 as Exhibits 31.1, 31.2, 32.1, and 32.2 to this Amendment.

Except as described above, no other Items of the Annual Report are being amended, restated, or revised by this Amendment, and all such other Items shall be as set forth in the previously filed Annual Report. In addition, no other information has been updated for any subsequent events occurring after April 29, 2024, the date the Company filed Amendment No. 1 to the Annual Report.

i

Unless otherwise noted in this report, “Jet.AI,” “the Company,” “we,” “us,” “our” and similar terms refer to are to (a) Oxbridge prior to the Closing of the Business Combination and (b) Jet.AI, Inc. after giving effect to the Closing of the Business Combination. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Combination” of the Annual Report.

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

PART II

Item 8 Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on Page 6.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	See Index to Consolidated Financial Statements on Page 6 and Exhibit Index below.

(b)	See Exhibit Index below.

(c)	Not applicable.

Exhibit Index

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report.

Exhibit Number	Description
2.1	Business Combination Agreement and Plan of Reorganization, dated as of February 24, 2023, by and among Oxbridge, First Merger Sub, Second Merger Sub and Jet Token (incorporated by reference to Exhibit 2.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
2.2	Amendment No. 1 to Business Combination Agreement and Plan of Reorganization, dated May 11, 2023, by and among Oxbridge, First Merger Sub, Second Merger Sub and Jet Token (incorporated by reference to Exhibit 2.2 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.1	Certificate of Incorporation of Jet.AI Inc., dated August 10, 2023 (incorporated by reference to Exhibit 3.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.2	Certificate of Designation of the Series A Convertible Preferred Stock of Jet.AI Inc., dated August 10, 2023. (incorporated by reference to Exhibit 3.2 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.3	Certificate of Designation of the Series A-1 Convertible Preferred Stock of Jet.AI Inc., dated August 10, 2023 (incorporated by reference to Exhibit 3.3 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.4	Bylaws of Jet.AI Inc. (incorporated by reference to Exhibit 3.4 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.5**	Certificate of Designations of Series B Convertible Preferred Stock of Jet.AI Inc.

4.1	Warrant Agreement, dated August 11, 2021, by and between Oxbridge Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of Oxbridge Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 17, 2021).
4.2	Merger Consideration Warrant Agreement, dated August 10, 2023, by and between Jet.AI and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
4.3	Warrant by and between Jet. AI Inc. and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 (File. No. 333-274432) of Jet.AI Inc. filed with the SEC on September 8, 2023).
4.4	Warrant Agreement Amendment by and between Jet.AI Inc. and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A (File No. 333-274432) of Jet.AI Inc. filed with the SEC on October 27, 2023).
4.5**	Warrant by and between Jet.AI Inc. and Ionic Ventures, LLC.
10.1	2023 Jet.AI Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.2#	Employment Offer Letter dated August 8, 2023 between George Murnane and Jet.AI Inc. incorporated by reference to Exhibit 10.12 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.3#	Employment Offer Letter dated August 8, 2023 between Michael Winston and Jet.AI Inc. (incorporated by reference to Exhibit 10.11 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.4#	Employment Offer Letter dated July 11, 2023 between Patrick McNulty and Jet.AI Inc. (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-274432) of Jet.AI Inc. filed with the SEC on September 8, 2023).
10.5*	Executive Aircraft Management and Charter Services Agreement by and between Great Western Air, LLC and Jet Token Management Inc., dated November 16, 2020 (incorporated by reference to Exhibit 10.4 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-4/A filed with the SEC on June 6, 2023).
10.6*	HondaJet Fleet Purchase Agreement by and between Honda Aircraft Company, LLC and Galilee LLC, dated December 4, 2020 (incorporated by reference to Exhibit 10.5 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-4/A filed with the SEC on June 6, 2023).
10.7	Aircraft Lease (MSN 42000181) by and between Western Finance Company and Galilee 1 SPV LLC, dated November 23, 2021 (incorporated by reference to Exhibit 10.6 of Oxbridge Acquisition Corp.’s Form S-4/A (File No. 333-270848) filed with the SEC on May 11, 2023).
10.8	Share Purchase Agreement by and among Jet Token Inc., GEM Global Yield LLC SCS and GEM Yield Bahamas Limited, dated August 4, 2022 (incorporated by reference to Exhibit 10.7 of Oxbridge Acquisition Corp.’s Form S-4/A (File No. 333-270848) filed with the SEC on May 11, 2023).
10.9	Registration Rights Agreement by and among Jet Token Inc., GEM Global Yield LLC SCS and GEM Yield Bahamas Limited, dated August 4, 2022 (incorporated by reference to Exhibit 10.8 of Oxbridge Acquisition Corp.’s Form S-4/A (File No. 333-270848) filed with the SEC on May 11, 2023).
10.10*	Preferred Charter Agreement by and between Great Western Air, LLC, dba Cirrus Aviation Services, and Jet Token Management Inc., dated August 22, 2022 (incorporated by reference to Exhibit 10.9 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-1/A filed with the SEC on June 6, 2023).
10.11*	Executive Aircraft Management Agreement by and between Jet Token Management Inc. and Brannata LLC, dated October 27, 2022 (incorporated by reference to Exhibit 10.10 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-4/A filed with the SEC on June 6, 2023).
10.12*	Amendment No. 1 to Executive Aircraft Management Agreement by and between Jet Token Management Inc. and Brannata LLC, dated May 10, 2023 (incorporated by reference to Exhibit 10.11 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-4/A filed with the SEC on June 6, 2023).
10.13	Independent Contractor Confidentiality and Ownership of Intellectual Property Agreement by and between Jet Token Inc. and Mihail Gumennii, dated February 22, 2023 (incorporated by reference to Exhibit 10.12 of Oxbridge Acquisition Corp.’s Registration Statement on Form S-4/A filed with the SEC on June 6, 2023).
10.14	Registration Rights Agreement, dated August 11, 2021, by and among Oxbridge Acquisition Corp., OAC Sponsor Ltd. and Maxim Partners LLC (incorporated by reference to Exhibit 10.3 of Oxbridge Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 17, 2021).

10.15	Form of Forward Purchase Agreement, dated August 6, 2023 (incorporated by reference to Exhibit 10.1 of Oxbridge Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 7, 2023).
10.16	Form of FPA Funding Amount PIPE Subscription Agreement, dated August 6, 2023 (incorporated by reference to Exhibit 10.2 of Oxbridge Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 7, 2023).
10.17	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.18	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.19	Letter Agreement dated August 10, 2023 between Oxbridge Acquisition Corp. and OAC Sponsor Ltd. (incorporated by reference to Exhibit 10.5 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.20	Settlement Agreement date August 10, 2023 between Oxbridge Acquisition Corp. and Maxim Group LLC (incorporated by reference to Exhibit 10.6 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.21	Registration Rights Agreement dated August 10, 2023 between Oxbridge Acquisition Corp. and Maxim Group LLC (incorporated by reference to Exhibit 10.7 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.22	Settlement Agreement date August 10, 2023 between Oxbridge Acquisition Corp. and OAC Sponsor Ltd. (incorporated by reference to Exhibit 10.8 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.23	Registration Rights Agreement dated August 10, 2023 between Oxbridge Acquisition Corp. and OAC Sponsor Ltd. (incorporated by reference to Exhibit 10.9 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.24	Forward Purchase Agreement Confirmation Amendment dated as of August 31, 2023 (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on September 1, 2023).
10.25	Bridge Agreement dated September 11, 2023 between Jet.AI Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on September 15, 2023)
10.26	Waiver of certain rights under the Bridge Agreement by Michael Winston (incorporated by reference to Exhibit 10.2 of Jet.AI’s Current Report on Form 8-K filed with the SEC on September 15, 2023)
10.27	Forward Purchase Agreement Confirmation Second Amendment, dated as of October 2, 2023, among Jet.AI Inc. and the other parties named therein (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on October 10, 2023).
10.28	Form of Warrant Exchange Agreement dated as of December 28, 2023 (incorporated by reference to Exhibit 10.28 of Jet.AI’s Current Report on Form 8-K filed with the SEC on January 3, 2024).
10.29	Form of Warrant Exchange Agreement (incorporated by reference to Exhibit 10.29 of Jet.AI’s Current Report on Form 8-K filed with the SEC on January 17, 2024).
10.30**	Securities Purchase Agreement dated as of March 28, 2024 and Ionic Ventures, LLC.
10.31**	Voting Agreement dated as of March 29, 2024 by and among Jet.AI Inc. and certain stockholders.
10.32**	Registration Rights Agreement dated as of March 29, 2024 between Jet.AI Inc. and Ionic Ventures, LLC.
21.1	List of Subsidiaries of Jet.AI Inc. (incorporated by reference to Exhibit 21.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
23.1†**	Consent of Hacker Johnson & Smith PA.

31.1+	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

+	Furnished herewith.
*	As permitted by Regulation S-K, Item 601(b)(10)(iv) of the Securities Exchange Act of 1934, as amended, certain confidential portions of this exhibit have been redacted from the publicly filed document. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.
**	Filed with the original Annual Report on Form 10-K on April 1, 2024.
#	Management contracts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

JET.AI INC.

	By:	/s/ Mike Winston
	Name:	Mike Winston
	Title:	Executive Chairman and Interim Chief Executive Officer
(Principal Executive Officer)
Date: August 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mike Winston	Executive Chairman and Interim Chief Executive Officer	August 15, 2024
Mike Winston	(Principal Executive Officer)

/s/ George Murnane	Interim Chief Financial Officer and Director	August 15, 2024
George Murnane	(Principal Financial Officer, Principal Accounting Officer)

/s/ William Yankus	Director	August 15, 2024
William Yankus

/s/ Wrendon Timothy	Director	August 15, 2024
Wrendon Timothy

/s/ Lt. Col. Ran David	Director	August 15, 2024
Lt. Col. Ran David

/s/ Donald Jeffrey Woods	Director	August 15, 2024
Donald Jeffrey Woods

/s/ Ehud Talmor	Director	August 15, 2024
Ehud Talmor

5

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Jet.AI Inc.

Las Vegas, Nevada:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Jet.AI Inc. (the “Company”), as of December 31, 2023 and 2022 and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

To the Shareholders and the Board of Directors

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

June 17, 2024

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

The Company has evaluated subsequent events that occurred after December 31, 2023 through June 17, 2024, the date of these consolidated financial statements were available to be issued, and noted no additional events requiring recognition for disclosure.

