Form 10-Q
period 2024-09-30
Jet.AI Inc.
filed 2024-11-14
CIK 1861622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, there were 780,700 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

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

ii

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

JET.AI INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$311,883	$2,100,543
Accounts receivable	167,701	96,539
Other current assets	78,403	190,071
Prepaid offering costs	628,006	800,000
Total current assets	1,185,993	3,187,153

Property and equipment, net	5,692	7,604
Intangible assets, net	86,745	73,831
Right-of-use lease asset	1,180,824	1,572,489
Investment in joint venture	100,000	100,000
Deposits and other assets	798,111	798,111
Total assets	$3,357,365	$5,739,188

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,828,259	$1,656,965
Accrued liabilities	3,050,068	2,417,115
Deferred revenue	1,206,869	1,779,794
Operating lease liability	521,625	510,034
Note payable, net	-	321,843
Notes payable - related party, net	-	266,146
Total current liabilities	6,606,821	6,951,897

Lease liability, net of current portion	628,649	1,021,330
Redeemable preferred stock	1,150,012	1,702,000
Total liabilities	8,385,482	9,675,227

Commitments and contingencies (Note 2 and 5)	-	-

Stockholders’ Deficit
Preferred Stock, 4,000,000 shares authorized, par value $0.0001, 0 issued and outstanding	-	-
Series B Convertible Preferred Stock, 5,000 shares authorized, par value $0.0001, 200 and 0 issued and outstanding	-	-
Common stock, 200,000,000 shares authorized, par value $0.0001,148,836 and 43,353 issued and outstanding	14	4
Subscription receivable	(6,724)	(6,724)
Additional paid-in capital	44,122,723	35,343,069
Accumulated deficit	(49,144,130)	(39,272,388)
Total stockholders’ deficit	(5,028,117)	(3,936,039)
Total liabilities and stockholders’ deficit	$3,357,365	$5,739,188

See accompanying notes to consolidated financial statements

JET.AI INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenues	$3,917,393	$3,367,189	$10,849,875	$8,035,505

Cost of revenues	3,931,279	3,196,748	11,405,113	8,140,905

Gross (loss) profit	(13,886)	170,441	(555,238)	(105,400)

Operating Expenses:
General and administrative (including stock-based compensation of $1,313,358, $2,669,071, $3,714,404, and $5,424,158, respectively)	2,746,783	4,231,142	7,956,830	8,834,864
Sales and marketing	83,310	156,991	632,380	380,699
Research and development	37,959	48,823	107,901	113,778
Total operating expenses	2,868,052	4,436,956	8,697,111	9,329,341

Operating loss	(2,881,938)	(4,266,515)	(9,252,349)	(9,434,741)

Other expense (income):
Interest expense	-	24,095	79,314	24,095
Other income	(56)	(51)	(176)	(51)
Total other expense (income)	(56)	24,044	79,138	24,044

Loss before provision for income taxes	(2,881,882)	(4,290,559)	(9,331,487)	(9,458,785)

Provision for income taxes	-	-	-	-

Net Loss	$(2,881,882)	$(4,290,559)	$(9,331,487)	$(9,458,785)

Deemed dividend from warrant exchange offer	(540,255)	-	(540,255)	-
Cumulative preferred stock dividends	(18,708)	-	(78,163)	-

Net Loss to common stockholders	$(3,440,845)	$(4,290,559)	$(9,949,905)	$(9,458,785)

Weighted average shares outstanding - basic and diluted	78,523	31,192	71,791	23,800
Net loss per share - basic and diluted	$(43.82)	$(137.55)	$(138.60)	$(397.43)

See accompanying notes to consolidated financial statements

JET.AI INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

THREE AND NINE MONTHS ENDED September 30, 2024 AND 2023

(UNAUDITED)

						Additional		Total
	Series B Preferred Stock		Common Stock		Subscription	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit) Equity
Balance at December 31, 2022	-	$-	19,799	$2	$(15,544)	$27,407,815	$(26,655,980)	$736,293
Stock-based compensation	-	-	-	-	-	1,407,044	-	1,407,044
Sale of Common Stock for cash	-	-	293	-	(86,370)	1,598,630		1,512,260
Receipt of subscription receivable	-	-	-	-	76,435	-	-	76,435
Offering costs	-	-	-	-	-	(436,969)	-	(436,969)
Net loss	-	-	-	-	-	-	(2,719,522)	(2,719,522)
Balance at March 31, 2023 (unaudited)	-	$-	20,092	$2	$(25,479)	$29,976,520	$(29,375,502)	$575,541
Stock-based compensation	-	-	-	-	-	1,348,043	-	1,348,043
Net loss	-	-	-	-	-	-	(2,448,704)	(2,448,704)
Balance at June 30, 2023 (unaudited)	-	$-	20,092	$2	$(25,479)	$31,324,563	$(31,824,206)	$(525,120)
Stock-based compensation	-	-	662	-	-	2,669,071	-	2,669,071
Receipt of subscription receivable	-	-	-	-	18,755	-	-	18,755
Recapitalization	-	-	19,977	2	-	(2,128,547)	-	(2,128,545)
Offering costs	-	-	-	-	-	(696)	-	(696)
Net loss	-	-	-	-	-	-	(4,290,559)	(4,290,559)
Balance at September 30, 2023 (unaudited)	-	$-	40,731	$4	$(6,724)	$31,864,391	$(36,114,765)	$(4,257,094)

						Additional		Total
	Series B Preferred Stock		Common Stock		Subscription	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit) Equity
Balance at December 31, 2023	-	$-	43,353	$4	$(6,724)	$35,343,069	$(39,272,388)	$(3,936,039)
Stock-based compensation	-	-	-	-	-	1,199,318	-	1,199,318
Sale of Series B Convertible Preferred Units	150	-	1,111	-	-	1,500,025	-	1,500,025
Offering costs	-	-	-	-	-	(155,000)	-	(155,000)
Issuance of Common Stock upon exercise of warrants	-	-	6,892	1	-	742,473	-	742,474
Sale of Common Stock for cash	-	-	4,444	-	-	1,110,000	-	1,110,000
Net loss	-	-	-	-	-	-	(3,229,049)	(3,229,049)
Balance at March 31, 2024 (unaudited)	150	$-	55,800	$5	$(6,724)	$39,739,885	$(42,501,437)	$(2,768,271)
Stock-based compensation	-	-	-	-	-	1,201,728	-	1,201,728
Sale of Common Stock for cash	-	-	9,778	1	-	617,278	-	617,279
Net loss	-	-	-	-	-	-	(3,220,556)	(3,220,556)
Balance at June 30, 2024 (unaudited)	150	$-	65,578	$6	$(6,724)	$41,558,891	$(45,721,993)	$(4,169,820)
Stock-based compensation	50	-	889	-	-	1,313,358	-	1,313,358
Issuance of Common Stock for settlement of accounts payable and accrued liabilities	-	-	18,667	2	-	411,670	-	411,672
Issuance of Common Stock from warrant exchange	-	-	53,535	5	-	540,250	(540,255)	-
Series A Preferred Stock conversion	-	-	10,167	1	-	551,987	-	551,988
Offering costs	-	-	-	-	-	(253,433)	-	(253,433)
Net loss	-	-	-	-	-	-	(2,881,882)	(2,881,882)
Balance at September 30, 2024 (unaudited)	200	$-	148,836	$14	$(6,724)	$44,122,723	$(49,144,130)	$(5,028,117)

See accompanying notes to consolidated financial statements

JET.AI INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,331,487)	$(9,458,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,920	101,439
Amortization of debt discount	80,761	20,833
Stock-based compensation	3,714,404	5,424,158
Non-cash operating lease costs	391,665	380,416
Changes in operating assets and liabilities:
Accounts receivable	(71,162)	17,977
Other current assets	111,668	(24,019)
Accounts payable	410,766	790,530
Accrued liabilities	804,947	(126,103)
Deferred revenue	(572,925)	498,765
Operating lease liability	(381,090)	(369,841)
Net cash used in operating activities	(4,840,533)	(2,744,630)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(4,339)
Purchase of intangible assets	(12,922)	(30,056)
Investment in joint venture	-	(100,000)
Deposits and other assets	-	(35,135)
Net cash used in investing activities	(12,922)	(169,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds - notes payable, net of discount	-	275,000
Proceeds - related party notes payable, net of discount	-	225,000
Repayments - notes payable	(371,250)	-
Repayments - related party notes payable	(297,500)	-
Offering costs	(236,233)	(437,665)
Exercise of warrants	742,474	-
Proceeds from sale of Series B Preferred Stock	1,500,025	-
Proceeds from sale of Common Stock	1,727,279	1,607,450
Proceeds from business combination	-	620,893
Net cash provided by financing activities	3,064,795	2,290,678

Decrease in cash and cash equivalents	(1,788,660)	(623,482)
Cash and cash equivalents, beginning of period	2,100,543	1,527,391
Cash and cash equivalents, end of period	$311,883	$903,909

Supplemental disclosures of cash flow information:
Cash paid for interest	$79,314	$-
Cash paid for income taxes	$-	$-

Non cash financing activities:
Subscription receivable from sale of Common Stock	$-	$6,724
Issuance of Common Stock for settlement of accounts payable	$239,472	$-
Issuance of Common Stock from warrant exchange	$540,255	$-
Series A Preferred Stock conversion	$551,988	$-
Increase in accounts payable due to Business Combination	$-	$1,047,438
Increase in redeemable preferred stock due to Business Combination	$-	$1,702,000
Increase in prepaid offering costs and accounts payable	$-	$800,000
Decrease in prepaid offering costs and accrued liabilities from issuance of common stock	$172,200	$-

See accompanying notes to consolidated financial statements

JET.AI INC.

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

On August 10, 2023 (the “Closing Date”), Oxbridge consummated the business combination transaction (“Business Combination”) pursuant to the Business Combination Agreement and Plan of Reorganization (the “Business Combination Agreement”) with OXAC Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Oxbridge (“First Merger Sub”), Summerlin Aviation LLC (f/k/a OXAC Merger Sub II, LLC), a Delaware limited liability company and a direct wholly owned subsidiary of Oxbridge (“Second Merger Sub”), and Jet Token, Inc., a Delaware corporation (“Jet Token”). Pursuant to the terms of the Business Combination Agreement, a business combination between Oxbridge and Jet Token was effected through the merger of First Merger Sub and Jet Token, with Jet Token emerging as the surviving company, followed by a merger between Jet Token and Second Merger Sub, with Second Merger Sub emerging as the surviving company as a wholly owned subsidiary of Oxbridge. In connection with the finalization of the Business Combination on August 10, 2023, the Company was domesticated and continues as a Delaware corporation (the “Domestication”) and immediately changed its name to Jet.AI, Inc. (“Jet.AI” or the “Company”). Following the Business Combination, the Company has one class of common stock, par value $0.0001 per share, which is listed on The Nasdaq Global Market (“Nasdaq”) under the ticker symbol “JTAI”. The Company also had two forms of publicly traded warrants, including its five-year redeemable warrants (the “Redeemable Warrants”) issued in connection with the Company’s initial public offering and its ten-year merger consideration warrants (the “Merger Consideration Warrants”) issued in connection with the Business Combination. The Redeemable Warrants and the Merger Consideration Warrants at the Closing Date were listed on Nasdaq under the ticker symbols “JTAIW” and “JTAIZ,” respectively.

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

During the next twelve months, the Company intends to fund its operations with capital from its operations, drawdowns under its Share Purchase Agreement with GEM Yield LLC SCS and GEM Yield Bahamas Limited, proceeds from the exercise of warrants under its Securities Purchase Agreement with Ionic Ventures, LLC and other sales of debt or equity securities. Additionally, the Company may explore other potential sources of outside capital. The Company could, if necessary, reduce cash burn to preserve capital. There are no assurances, however, that management will be able to raise capital on terms acceptable to the Company. If the Company is unable to obtain sufficient amounts of additional capital, the Company may be required to reduce the near-term scope of its planned development and operations, which could delay implementation of the Company’s business plan and harm its business, financial condition and operating results. The consolidated balance sheets do not include any adjustments that might result from these uncertainties.

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

Jet Token was determined to be the accounting acquirer in the Business Combination based on the following predominate factors:

●	Jet Token’s existing stockholders had the greatest voting interest in the combined entity;
●	Jet Token existing stockholders had the ability to nominate a majority of the initial members of the combined entity’s board of directors;
●	Jet Token’s senior management is the senior management of the combined entity;
●	Jet Token is the larger entity based on historical operating activity and has the larger employee base; and
●	The post-combination company assumed a Jet Token branded name: “Jet.AI Inc.”

Reverse Stock Split

On November 8, 2024, the Company announced a reverse common stock split of the Company’s issued and outstanding shares of common stock at a ratio of one-for-225, which took effect on November 12, 2024. On the effective date, every 225 shares of common stock issued and outstanding were combined into one issued share of common stock. In addition, the aggregate number of equity-based awards that remain available to be granted under the Company’s equity compensation plans was decreased proportionately and proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of outstanding stock options, as applicable, as well as to the number of shares that would be owned upon vesting and settlement of restricted stock units and other equity-based awards, as applicable. Similar proportionate adjustments were also made to the outstanding warrants. Stockholders otherwise entitled to receive fractional shares of common stock as a result of the reverse stock split received cash (without interest or deduction) in lieu of such fractional share interests. In accordance with ASC 260-10-55-12, the Company has adjusted the number of shares, per-share computations and the computations of basic and diluted EPS retroactively for all periods presented in the consolidated financial statements and related notes.

Unaudited Interim Financial Statements

Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these unaudited consolidated interim financial statements have been included. Such adjustments consist of normal recurring adjustments. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Jet.AI and its wholly owned subsidiaries, Summerlin Aviation LLC, Jet Token Software Inc., Jet Token Management Inc., Galilee LLC and Galilee 1 SPV LLC. All intercompany accounts and transactions have been eliminated in consolidation.

The consolidated assets, liabilities, and results of operations prior to the Reverse Recapitalization are those of Jet Token. The shares and corresponding capital amounts and losses per share, prior to the Reverse Recapitalization, have been retroactively restated based on shares reflecting the exchange ratio established in the Business Combination.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

Cash and Cash Equivalents

For purpose of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Included within cash and cash equivalents is restricted cash of $500,000 at September 30, 2024 and December 31, 2023.

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

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. As of September 30, 2024 and December 31, 2023, property and equipment consisted entirely of equipment which is being depreciated over a three-year period.

Internal Use Software

The Company incurs software development costs to develop software programs to be used solely to meet its internal needs and cloud-based applications used to deliver its services. In accordance with ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software, the Company capitalizes development costs related to these software applications once a preliminary project stage is complete, funding has been committed, and it is probable that the project will be completed, and the software will be used to perform the function intended. As of September 30, 2024 and December 31, 2023, the Company has capitalized approximately $398,000 of internal software related costs, which is included in intangible assets in the accompanying consolidated balance sheets. The software officially launched on December 31, 2020. Amortization expense for nine months ended September 30, 2024 and 2023 was $0 and $99,527, which is included in cost of revenues in the accompanying consolidated statements of operations. Accumulated amortization as of September 30, 2024 was $398,000.

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

Deferred revenue is an obligation to transfer services to a customer for which the Company has already received consideration. Upon receipt of a prepayment from a customer for all or a portion of the transaction price, the Company initially recognizes a contract liability. The contract liability is settled, and revenue is recognized when the Company satisfies its performance obligation to the customer at a future date. As of September 30, 2024 and December 31, 2023, the Company deferred $1,161,367 and $1,510,976, respectively, related to prepaid flight hours under the jet card program for which the related travel had not yet occurred.

The Company also generates revenues from individual ad hoc charter bookings processed through the Company’s App, whereby the Company sources, negotiates, and arranges travel on a charter basis for a customer based on pre-selected options and pricing provided by the Company to the customer through the App. In addition, Cirrus Aviation markets charters on the Company’s aircraft for the Company’s benefit. Deferred revenue with respect to the App was $29,269 and $268,818 as of September 30, 2024 and December 31, 2023, respectively.

The Company utilizes certificated independent third-party air carriers in the performance of a portion of flights. The Company evaluates whether there is a promise to transfer services to the customer, as the principal, or to arrange for services to be provided by another party, as the agent, using a control model. The nature of the flight services the Company provides to members is similar regardless of which third-party air carrier is involved. The Company directs third-party air carriers to provide an aircraft to a member or customer. Based on evaluation of the control model, it was determined that the Company acts as the principal rather than the agent within all revenue arrangements. Owner charter revenue is recognized for flights where the owner of a managed aircraft sets the price for the trip. The Company records owner charter revenue at the time of flight on a net basis for the margin we receive to operate the aircraft. If the Company has primary responsibility to fulfill the obligation, then the revenue and the associated costs are reported on a gross basis in the consolidated statements of operations. Deferred revenue with respect to the management of aircraft was $16,233 and $0 as of September 30, 2024, and December 31, 2023, respectively.

The following is a breakout of revenue components by subcategory for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Software App and Cirrus Charter	$2,409,742	$1,860,795	$6,391,732	$4,413,745
Jet Card and Fractional Programs	547,186	731,716	1,783,066	2,090,401
Management and Other Services	960,465	774,678	2,675,077	1,531,359
	$3,917,393	$3,367,189	$10,849,875	$8,035,505

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

Aircraft Sales

The Company acquires aircraft from vendors and various other third-party sellers in the private aviation industry. The Company classifies the purchase as aircraft inventory on the consolidated balance sheets. Aircraft inventory is valued at the lower of cost or net realizable value. Sales are recorded on a gross basis within revenues and cost of revenue in the consolidated statements of operations. The Company recorded aircraft sales of $0 for the three and nine months ended September 30, 2024 and 2023.

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

Advertising Costs

The Company expenses the cost of advertising and promoting the Company’s services as incurred. Such amounts are included in sales and marketing expense in the consolidated statements of operations and totaled $632,380 and $380,699 for the nine months ended September 30, 2024 and 2023, respectively.

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

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statements of operations. Basic EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. For periods in which the Company incurs a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from the diluted EPS calculations. For the nine months ended September 30, 2024 and 2023, there were 21,336 and 16,331 options, 9,686 and 119,304 warrants to purchase common stock, and 8,032 and 0 common shares issuable upon conversion of Series B Preferred Stock, respectively, excluded.

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

NOTE 3 – OTHER ASSETS

Other assets consisted of the following:

	September 30, 2024	December 31, 2023
Deposits	$108,361	$108,361
Lease Maintenance Reserve	689,750	689,750
Total Other Assets	$798,111	$798,111

NOTE 4 – NOTES PAYABLE

Bridge Agreement

On September 11, 2023, the Company entered into a binding term sheet (the “Bridge Agreement”) with eight investors whereby the investors purchased senior secured promissory notes (the “Bridge Notes”) from the Company in the aggregate principal amount of $625,000, which included $281,250 from related parties.

The Company received net proceeds from the sale of the Bridge Notes of $500,000, resulting in an original issue discount of $112,500. The notes accrued interest at five percent (5%) per annum and matured on March 11, 2024. The Company recognized a debt discount of $168,250 from the Bridge Notes, of which $80,761 was amortized during the nine months ended September 30, 2024. Interest expense was $79,314 for the nine months ended September 30, 2024.

These Bridge Notes and accrued interest payable were fully repaid during the nine months ended September 30, 2024.

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

Total lease expense for the nine months ended September 30, 2024 and 2023 was $1,022,325 and $871,409, respectively, which is included within cost of revenues in the accompanying statements of operations.

Right-of-use lease assets and lease liabilities for our operating leases was recorded in the consolidated balance sheet as follows:

	September 30, 2024	December 31, 2023

Operating lease right-of-use asset	$2,576,036	$2,576,036
Accumulated amortization	(1,395,212)	(1,003,547)
Net balance	$1,180,824	$1,572,489

Lease liability, current portion	$521,625	$510,034
Lease liability, long-term	628,649	1,021,330
Total operating lease liabilities	$1,150,274	$1,531,364

As of September 30, 2024, the weighted average remaining lease term was 2.1 years, and the weighted average discount rate was 3%.

As of September 30, 2024, future minimum required lease payments due under the non-cancellable operating lease are as follows:

2024 (three months)	$137,250
2025	549,000
2026	503,250
Total future minimum lease payments	1,189,500
Less imputed interest	(39,226)
Maturities of lease liabilities	$1,150,274

GEM Share Purchase Agreement

Jet Token executed a Share Purchase Agreement, dated as of August 4, 2022, with GEM Yield LLC SCS and GEM Yield Bahamas Limited (together with GEM Yield LLC SCS, “GEM”), which was automatically assumed by the Company when the Business Combination was effected. The Company has the right to periodically issue and sell to GEM, and GEM has agreed to purchase, up to $40,000,000 aggregate value of shares of the Company’s common stock during the 36-month period following the date of listing on Nasdaq.

During the nine months ended September 30, 2024, the Company issued 14,221 shares of common stock pursuant to the agreement for total consideration of $1.7 million.

The Company agreed to pay GEM a commitment fee equal to $800,000 payable in cash or freely tradable shares of the Company’s common stock, payable on or prior to the first anniversary of the date of listing and which fee was satisfied in October 2024 through the issuance of shares of common stock. During the nine months ended September 30, 2024, the Company issued 6,222 shares of common stock which reduced the commitment fee payable by the fair value of the shares of $172,200.

Pursuant to the Share Purchase Agreement, the Company issued to GEM a warrant (the “GEM Warrant”) granting it the right to purchase up to 9,686 shares of common stock of the Company on a fully diluted basis. The GEM Warrant was issued with an exercise price of $1,935.00 and a term of three years. The GEM Warrant included an adjustment mechanism, whereby the exercise price is subject to adjustment from time to time. Pursuant to the Warrant, on the first anniversary following the Public Listing Date as defined in the GEM Warrant (the “Adjustment Date”), if all or any portion of the GEM Warrant remains unexercised and the average closing price of the Company’s common stock for the 10 trading days following the Adjustment Date is less than 90% of the then current exercise price of the warrant (the “Baseline Price”), then the exercise price of the unexercised Warrant Shares that remain exercisable pursuant to the Warrant shall be adjusted to 110% of the Baseline Price. Accordingly, the warrant exercise price was reduced to $54.00 per share as of September 30, 2024.

On August 4, 2022, the Company entered into a Registration Rights Agreement with GEM, obligating the Company to file a registration statement with respect to resales of the shares of common stock issuable to GEM under the Share Purchase Agreement and upon exercise of the GEM Warrant. Because that registration statement was not declared effective by October 23, 2023 (the “Effectiveness Deadline”), the Company may be obligated to pay GEM an amount equal to $10,000 for each day following the Effectiveness Deadline until the registration statement has been declared effective subject to a $300,000 cap if such delay in the declaration of effectiveness of the registration statement is caused by delays in SEC review of the registration statement or the SEC’s refusal to declare the registration statement effective. The registration statement was declared effective on December 31, 2023. The Company has accrued $300,000 as of September 30, 2024 and December 31, 2023 with respect to this agreement.

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

Pursuant to the terms of the Forward Purchase Agreement, Seller intended, but was not obligated, to purchase up to 5,275 (the “Purchased Amount”) Class A ordinary shares, par value $0.0001 per share, of Oxbridge (“Oxbridge Shares”) concurrently with the closing pursuant to the Seller’s FPA Funding Amount PIPE Subscription Agreement (as defined below), less the number of Oxbridge Shares purchased by the Seller separately from third parties through a broker in the open market (“Recycled Shares”). The number of shares subject to the Forward Purchase Agreement was subject to reduction following a termination of the Forward Purchase Agreement with respect to such shares as described under “Optional Early Termination” in the Forward Purchase Agreement.

The Forward Purchase Agreement provided for a prepayment shortfall in an amount in U.S. dollars equal to $1,250,000 (the “Prepayment Shortfall”); provided that Seller was to pay one-half (1/2) of the Prepayment Shortfall to Counterparty on the Prepayment Date (which amount was netted from the Prepayment Amount) (the “Initial Shortfall”) and, at the request of Counterparty, the other one-half (1/2) of the Prepayment Shortfall (the “Future Shortfall”) on the date that the SEC declares the Registration Statement related to the Business Combination effective (the “Registration Statement Effective Date”), provided the VWAP Price is greater than $1,350.00 for any 45 trading days during the prior 90 consecutive trading day period and average daily trading value over such period equals at least four times the Future Shortfall. Seller in its sole discretion had the right to sell Recycled Shares at any time following the Trade Date and at any sales price, without payment by Seller of any Early Termination Obligation until such time as the proceeds from such sales equal 100% of the Initial Shortfall and 100% of the Future Shortfall actually paid to Counterparty (as set forth under Shortfall Sales in the Forward Purchase Agreement) (such sales, “Shortfall Sales,” and such Shares, “Shortfall Sale Shares”), all as further described in the “Optional Early Termination” and “Shortfall Sales” sections in the Forward Purchase Agreement.

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

The shares initially held by Seller consisted of 2,949 shares it purchased from third parties through a broker in open market transactions or by reversing previously submitted redemption requests and waived its redemption rights with respect to these shares. Furthermore, Seller purchased 1,101 “Additional Shares” directly from the Company for a per share price of $2,250.00 pursuant to a subscription agreement entered into on August 6, 2023 (the “FPA Funding Amount PIPE Subscription Agreement”). Of the shares it purchased, 222 shares represented Share Consideration to Seller under the Forward Purchase Agreement and are not subject to the terms of the Forward Purchase Agreement, meaning that Seller is free to sell such shares and retain all proceeds therefrom. Netting out the Share Consideration, the total “Number of Shares” initially subject to the terms of the Forward Purchase Agreement was 3,828, comprising 2,727 “Recycled Shares” and 1,101 Additional Shares. Following the closing of the Business Combination, approximately $7.4 million remained in the trust account pursuant to the Forward Purchase Agreement. The Company paid Seller $6,805,651, representing amounts payable by us to Seller under the Forward Purchase Agreement, net of the aggregate purchase price of the total number of Additional Shares issued to Seller under the FPA Funding Amount PIPE Subscription Agreement; and Seller paid the Company one-half (1/2) of the Prepayment Shortfall, or $625,000.

On August 31, 2023 and October 2, 2023, the Company entered into an amendment and a second amendment, respectively (together, the “Amendments”) to the Forward Purchase Agreement.

The combined effect of the Amendments was to:

●	increase the total number of additional shares Seller purchased from the Company under an FPA Funding Amount PIPE Subscription Agreement to 2,436 shares of the Company’s common stock;
●	provide payment to the Company of “Future Shortfall” amounts totaling $550,000 and reducing the Prepayment Shortfall to $1,175,000, all of which has been paid to the Company;
●	increase the total share consideration to Seller to 1,222 shares of the Company’s common stock,
●	reduce the remaining number of Recycled Shares to 1,318;
●	increase the number of shares subject to the Forward Purchase Agreement to 4,421; and
●	extend the “Valuation Date” to the two-year anniversary of the Closing of the Business Combination, or earlier at the discretion of Seller and upon notice to the Company.

The Forward Purchase Agreement, as amended, provides for a cash settlement following the Valuation Date, at which time Seller is obligated to pay the Company an amount equal to the “Number of Shares” subject to the Forward Purchase Agreement (provided such Shares are registered for resale or freely transferrable pursuant to an exemption from registration) multiplied by a per share price reflecting the Company’s volume weighted average trading price over a number of days following the Valuation Date, subject to alternate calculations in certain circumstances. At settlement, the Company is obligated to pay Seller a settlement adjustment of $450.00 per share for the total Number of Shares, which is payable in cash, or in shares of the Company’s common stock if the settlement adjustment is greater than the settlement amount payable by Seller and provided that Seller’s ownership would not exceed 9.9% of the Company’s outstanding common stock. Provided further, that is the settlement amounts less the settlement amount adjustment is a negative number and the Company has elected to pay the settlement amount adjustment in cash, then neither Meteora nor the Company shall be liable to the other party for any payment under the Forward Purchase Agreement. The Forward Purchase Agreement was determined to be a freestanding equity-linked financial instrument under ASC 480. The FPA does not include an obligation to issue warrants. As such, the FPA shares were classified as equity and net payments made to the Company were recorded to additional paid in capital as part of the recapitalization.

FPA Funding Amount PIPE Subscription Agreements

On August 6, 2023, Oxbridge entered into a subscription agreement (the “FPA Funding Amount PIPE Subscription Agreement”) with Seller.

Pursuant to the FPA Funding PIPE Subscription Agreement, Seller agreed to subscribe for and purchase, and Oxbridge agreed to issue and sell to Seller, on the Closing Date, an aggregate of up to 5,275 Oxbridge Shares, less the Recycled Shares in connection with the Forward Purchase Agreement.

Maxim Settlement Agreement

On August 10, 2023, the Company entered into a settlement agreement (“Maxim Settlement Agreement”) with Maxim Group LLC, the underwriter for the Company’s initial public offering (“Maxim”). Pursuant to the Maxim Settlement Agreement, the Company issued 1,200 shares of Jet.AI Common Stock to settle the payment obligations of the Company under the underwriting agreement dated on or about August 11, 2021, by and between the Company and Maxim, which shares of Jet.AI Common Stock are subject to a Registration Rights Agreement. The Company also issued 1,127 shares of 8% Series A Cumulative Convertible Preferred Stock in an amount equal in value to $1,127,000 (the “Series A Preferred Shares”). The shares of Jet.AI Common Stock issuable upon conversion of the Series A Preferred Shares are subject to mandatory redemption on August 10, 2024, which was automatically extended by an additional three months as the Company did not complete one or more equity financings prior to such date that, in total, result in gross proceeds to the Company of $10.0 million or greater. If the Company raises equity capital, 15% of the net proceeds must be used to redeem the Series A Preferred Shares.

In July 2024, the Company and Maxim entered into an amendment to the Maxim Settlement Agreement and agreed to, among other things, amend the definition of the “Series A Conversion Price” for the Series A Preferred Shares and certain restrictions with respect to shares of Company common stock Maxim may acquire upon the conversion of its shares of Series Preferred Stock. During the nine months ended September 30, 2024, the Company issued 10,167 shares of Common Stock for the conversion of 551 Series A Preferred Shares.

Sponsor Settlement Agreement

On August 10, 2023, Jet Token, Oxbridge, and OAC Sponsor Ltd. (the “Sponsor”) entered into a settlement agreement (the “Sponsor Settlement Agreement”). Pursuant to the Sponsor Settlement Agreement, the Company issued 575 shares of the Company’s 5% Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred Shares”) to settle the payment obligations of the Company under a promissory note in the principal amount of $575,000 dated November 14, 2022 in favor of Sponsor. The shares of Jet.AI Common Stock issuable upon conversion of the Series A-1 Preferred Shares are subject to mandatory redemption on August 10, 2024, which was automatically extended by an additional three months as the Company did not complete one or more equity financings prior to such date that, in total, result in gross proceeds to the Company of $10.0 million or greater. If the Company raises equity capital, 15% of the net proceeds is to be used to redeem the Series A-1 Preferred Shares. Cumulative preferred stock dividends on Series A and Series A-1 Preferred Shares were $124,750 at September 30, 2024.

In August 2024, Sponsor agreed to waive certain notice and redemption rights in favor of Sponsor pursuant to terms of the Series A-1 Preferred Convertible Stock held by Sponsor related to equity financings conducted by the Company in consideration of a $100,000 fee payable on or before November 10, 2024.

Sunpeak Settlement Agreement

On August 21, 2024, the Company entered into a Settlement Agreement and Stipulation, effective on August 28, 2024 (the “Sunpeak Settlement Agreement”), with Sunpeak Holdings Corporation (“SHC”) to settle outstanding claims owed to SHC. Pursuant to the Sunpeak Settlement Agreement, SHC agreed to purchase certain outstanding payables between the Company and designated vendors of the Company totaling approximately $2.4 million (the “SHC Claims”) and agreed to exchange the SHC Claims for shares of Common Stock (the “Settlement Shares”). The Company also agreed to issue to SHC an additional 444 shares of Common Stock pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, in accordance therewith as a settlement fee. The settlement fee was recorded to General and Administrative expenses as stock-based compensation based on the fair value of the shares of $33,800.

During the nine months ended September 30, 2024, the Company issued 12,444 shares of common stock for settlement of approximately $240,000 in SHC Claims under the Sunpeak Settlement Agreement.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

Under the Amended and Restated Certificate of Incorporation of the Company, as amended, the Company is authorized to issue up to 204,000,000 shares, consisting of two classes: 200,000,000 shares of common stock, $0.0001 par value per share, and 4,000,000 shares of preferred stock, $0.0001 par value per share, of which 5,000 shares of preferred stock have been designated as Series B Convertible Preferred Stock, par value $0.0001 (“Series B Preferred Stock”). As of September 30, 2024, there was an aggregate of 1,151 issued and outstanding shares of Series A and Series A-1 Preferred Stock, and 200 issued and outstanding shares of Series B Preferred Stock.

Upon the consummation of the Business Combination, 20,103 shares of Jet.AI Common Stock and 31,984 Merger Consideration Warrants were issued to the “Historical Rollover Shareholders” in exchange for all outstanding shares of Jet Token Common Stock (including shares of Jet Token Preferred Stock converted in the Conversion). The Company also reserved for issuance up to 14,598 shares of Jet.AI Common Stock in respect of Jet.AI Options issued in exchange for outstanding pre-merger Jet Token Options, and 662 shares of Jet.AI Common Stock and 1,053 Merger Consideration Warrants in respect of Jet.AI RSU Awards issued in exchange for outstanding pre-merger Jet Token RSU Awards. Each Merger Consideration Warrant entitled the holder to purchase one whole share of the Company’s common stock at a price of $3,375.00 per share and were to expire ten years after issuance.

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

Warrant Exchange

On July 30, 2024, the Company completed an exchange offer relating to its previously outstanding Redeemable Warrants, Merger Consideration Warrants, and private placement warrants (the “Private Placement Warrants”), whereby the holders of the Redeemable Warrants and Private Placement Warrants were offered 0.3054 shares of common stock, and holders of Merger Consideration Warrants were offered 1.0133 shares of common stock, in exchange for each outstanding warrant tendered (the “Warrant Exchange Offer”). In connection with the closing of the Warrant Exchange Offer, a total of 42,597 shares of common stock were issued in exchange for 87,644 warrants. Pursuant to an amendment to the warrant agreement with respect to each class of warrants approved by the holders in connection with the Warrant Exchange Offer, on September 9, 2024, the 14,764 outstanding warrants that were not tendered in the exchange were exchanged for 10,939 shares of common stock. There were no Redeemable Warrants, Merger Consideration Warrants, or Private Placement Warrants outstanding as of September 30, 2024.

As a result of these transactions, the Company recognized a deemed dividend of $540,255 from the excess of the fair value of the common stock over the fair value of the warrants immediately prior to the exchange.

Series B Convertible Preferred Stock Securities Purchase Agreement

On March 28, 2024 the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Ionic Ventures, LLC (“Ionic”) for a private placement, which closed on March 29, 2024. Pursuant to the Securities Purchase Agreement the Company sold 150 shares of Series B Preferred Stock, a warrant to purchase up to 1,500 shares of Series B Preferred Stock with an exercise price of $10,000 per share, and 1,111 shares of Jet.AI Common Stock for net proceeds of $1,345,025 after deducting offering costs of $155,000.

Each share of Series B Preferred Stock is convertible into a number of shares of Jet.AI Common Stock, subject to certain limitations, including a beneficial ownership limitation of 4.99% (calculated in accordance with the rules promulgated under Section 13(d) of the Securities Exchange Act of 1934), which can be adjusted to a beneficial ownership limitation of 9.99% upon 61 days prior written notice by Iconic. Prior to the approval by the Company’s stockholders of the issuance of shares of common stock issuable upon exercise of the shares of Series B Preferred Stock in accordance with Nasdaq Stock Market Rules, shares of Series B Preferred Stock cannot be converted into shares of common stock if, as a result of such conversion, the number of shares of common stock to be issued would exceed 19.9% of the total number of shares of the Company’s outstanding common stock as of the closing date. At the annual meeting of stockholders held on September 24, 2024, the Company’s stockholders approved a proposal that served to remove the 19.9% limitation.

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

In connection with the transactions under the Securities Purchase Agreement, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Maxim. Pursuant to the terms of the Placement Agency Agreement, the Company agreed to pay Maxim a cash fee equal to 7% of the aggregate gross proceeds raised under the Securities Purchase Agreement and reimburse Maxim, directly upon the initial closing under the Securities Purchase Agreement for all travel and other documented out-of-pocket expenses incurred by Maxim, including the reasonable fees, costs and disbursements of its legal counsel, in an amount not to exceed an aggregate of $15,000. The Company paid Maxim a total of $120,000 out of the gross proceeds it received at closing. From time to time as the Company issues additional securities to Ionic as contemplated by the Securities Purchase Agreement, the Company would be obligated to pay Maxim cash fees of up to $1,050,000.

On September 24, 2024, the Company and Ionic entered into a letter agreement (the “Letter Agreement”) that set forth certain understandings and agreements among the Company and Ionic related to the Securities Purchase Agreement. Under the Letter Agreement, Ionic agreed to refrain from taking action to protect its legal rights under the Securities Purchase Agreement. In consideration for the waiver, the Company agreed to a release of Ionic and its affiliates and issued to Ionic 50 additional shares of Series B Preferred Stock. The share issuance was recorded to General and Administrative expenses as stock-based compensation based on the fair value of the equivalent common shares on the issuance date of $459,000.

Regulation A offerings

In June 2021, the Company undertook another Regulation A, Tier 2 offering for which it was selling up to 4,012 non-voting common stock at $5,400 per share for a maximum of $21,880,000. During the nine months ended September 30, 2023, the Company collected on the escrow funds and issued an additional 293 shares of non-voting common stock under the Regulation A, Tier 2 campaign for aggregate gross proceeds of $1,598,630, with $6,724 of these proceeds pending release from escrow at September 30, 2024.

Stock Options

In connection with the Business Combination, the Company adopted the 2023 Omnibus Incentive Plan (the “2023 Plan”). The 2023 Plan provides for the grant of equity awards to employees, outside directors, and consultants, including the direct award or sale of shares, stock options, and restricted stock units to purchase shares. The 2023 Plan is a continuation of the 2018 Plan and 2021 Plan, which were assumed from Jet Token and amended, restated and re-named into the form of the 2023 Omnibus Incentive Plan effective as of the consummation of the Business Combination. In September 2024, the 2023 Plan was amended to increase the number of shares of common stock authorized under the 2023 Plan to 10,933 and to eliminate the automatic share replenishment provision. As of September 30, 2024, the total number of shares reserved for issuance under the Omnibus Incentive Plan was 88 shares. The Omnibus Incentive Plan is administered by the Company’s Board of Directors, and expires ten years after adoption, unless terminated by the Board.

On June 4, 2018, the Company’s Board of Directors adopted the Jet.AI, Inc. 2018 Stock Option and Grant Plan (the “2018 Plan”). The 2018 Plan provides for the grant of equity awards to employees, non-employee directors and consultants, to purchase shares of Jet.AI Common Stock. As of September 30, 2024, the total number of shares reserved for issuance under the 2018 Plan was 10,315. The 2018 Plan is administered by the Board.

In August 2021, the Board adopted the Jet Token Inc. 2021 Stock Plan (the “2021 Plan”). The 2021 plan provides for the grant of equity awards to employees, outside directors, and consultants, including the direct award or sale of shares, stock options, and restricted stock units to purchase shares. Up to 688 shares of common stock may be issued pursuant to awards granted under the 2021 Plan. During the year ended December 31, 2022, the 2021 Plan was amended to increase the number of shares of common stock authorized under the 2021 Plan to 2,063. In the event that shares of common stock subject to outstanding options or other securities under the Company’s 2018 Stock Option and Grant Plan expire or become exercisable in accordance with their terms, such shares shall be automatically transferred to the 2021 Plan and added to the number of shares then available for issuance under the 2021 Plan. The 2021 Plan is administered by the Board, and expires ten years after adoption, unless terminated by the Board.

During the nine months ended September 30, 2023, the Company granted a total of 2,038 stock options to purchase common stock to various employees, advisors and consultants. The options have a ten-year life and an exercise price of $879.98. Approximately 190 of the options vest over a period of two months, while the remaining options vest in monthly tranches over a three-year period.

During the nine months ended September 30, 2024, the Company granted a total of 5,068 stock options to purchase common stock and 486 restricted stock units to various employees, advisors and consultants. The options have a ten-year life and an exercise price of $24.35. Approximately 3,958 of the options were immediately vested on the grant date, while the remaining options vest in monthly tranches over a three-year period. The options had a grant date fair value of approximately $90,000, which will be recognized over the vesting period. The 486 restricted stock units were immediately vested on the grant date.

During the nine months ended September 30, 2024 and 2023, stock-based compensation expense of $3,221,604 and $5,424,158, respectively, was recognized for the vesting of these options and restricted stock units. As of September 30, 2024, there was approximately $1,580,000 in unrecognized stock-based compensation, which will be recognized through September 2026.

A summary of our stock option activity for the nine months ended September 30, 2024 and 2023, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted average Remaining Contractual Term
Outstanding at December 31, 2022	14,299	$1,457	8.06
Granted	2,038	880	10.00
Exercised	-	-	-
Forfeitures	(69)	2,345	-
Outstanding at September 30, 2023	16,268	$1,381	7.62

	Number of Shares	Weighted Average Exercise Price	Weighted average Remaining Contractual Term
Outstanding at December 31, 2023	16,268	$1,381	7.37
Granted	5,068	24	10.00
Exercised	-	-	-
Forfeitures	-	-	-
Outstanding at September 30, 2024	21,336	$1,059	7.42

Exercisable at September 30, 2024	14,513	$1,555	6.70

Warrants

The number of outstanding warrants issued by the Company as of September 30, 2024 is as follows:

Warrant	Expiration Date Date	Exercise Price	Number Outstanding
GEM Warrants	8/11/2026	$54.00	9,686
Total			9,686

NOTE 7 – RELATED PARTY TRANSACTIONS

See Note 4 for a discussion of the Bridge Agreement entered into with related parties.

See Note 5 for a discussion of the related party Settlement Agreement entered into with Maxim.

See Note 6 for a discussion of related party Placement Agent Agreement with Maxim.

See Note 5 for a discussion of the related party Settlement Agreement entered into with Sponsor. In addition, included in the Company’s accrued liabilities as of September 30, 2024 are $100,557 in administrative and other fees due to the Sponsor arising prior to, or in connection with the closing of the Business Combination.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company’s financial instruments, which consist of cash and cash equivalents, accounts receivable, accounts payable, and notes payable approximate fair value due to their short-term nature.

NOTE 9 – DEFERRED REVENUE

Changes in deferred revenue for the nine months ended September 30, 2024 were as follows:

Deferred revenue as of December 31, 2023	$1,779,794
Amounts deferred during the period	4,744,202
Revenue recognized from amounts included in the deferred revenue beginning balance	(1,009,906)
Revenue from current period sales	(4,307,221)
Deferred revenue as of Sept 30, 2024	$1,206,869

NOTE 10 – SUBSEQUENT EVENTS

In October 2024, the Company issued 150,043 shares of common stock for settlement of approximately $1,877,000 in SHC Claims under the Sunpeak Settlement Agreement.

In October 2024, the Company issued 44,225 shares of common stock under the Share Purchase Agreement with GEM for total consideration of $822,745.

In October 2024, the Company also issued 36,886 shares of common stock to satisfy in full the outstanding commitment fee payable discussed in Note 5.

In October 2024, the Company redeemed in full all of the previously issued and outstanding Series A-1 Preferred Shares by paying the holder the requisite per share redemption price together with all accrued but unpaid dividends on such shares. As a result of this redemption there are no Series A-1 Preferred Shares issued and outstanding.

On October 10, 2024, the Company and Ionic entered into a second letter agreement (the “Second Letter Agreement”) that set forth certain understandings and agreements among the Company and Ionic related to the Securities Purchase Agreement described in Note 5. Under the Second Letter Agreement, Ionic agreed to refrain from taking action to protect its legal rights under the Securities Purchase Agreement, and the related documents and agreements among the parties, related to certain actions and transactions identified in the Second Letter Agreement. In consideration of Ionic’s consent, the Company has agreed to, among other things, change the Conversion Measurement Period (as defined in the Certificate of Designations) for the 200 shares of Series B Convertible Preferred Stock that Ionic held as of the date of the Second Letter Agreement to begin on March 28, 2024 and to end in accordance with the Certificate of Designations.

In October 2024, the Company issued 150 shares of Series B Preferred Stock upon the exercise of 150 Series B Preferred warrants for total consideration of $1,500,000.

During October 2024, the Company issued 131,647 shares of common stock for the conversion of 200 shares of Series B Convertible Preferred Stock and in November a further 94,753 shares towards the conversion of an additional 150 shares of Series B Convertible Preferred Stock.

On October 10, 2024, the Company entered into Securities Purchase Agreements (the “First Purchase Agreement”) with institutional investors for the sale of 118,519 shares of common stock at a per share price of $20.25. The closing of the offering occurred on October 11, 2024. In connection with offering, the Company entered into a placement agency agreement with Maxim, pursuant to which the Company agreed to pay Maxim (as the placement agent) an aggregate fee equal to 7.0% of the aggregate gross proceeds received by the Company from the sale of the shares in the offering. The Company also agreed to reimburse Maxim for certain expenses in an amount up to $100,000. The gross proceeds from the offering were approximately $2.4 million, before deducting the placement agent’s fees and other estimated offering expenses payable by the Company of approximately $300,000.

On October 18, 2024, the Company and Ionic entered into a third letter agreement (the “Third Letter Agreement”) that set forth certain understandings and agreements among the Company and Ionic related to the Securities Purchase Agreement described in Note 5. Under the Third Letter Agreement, Ionic agreed to refrain from taking action to protect its legal rights under the Securities Purchase Agreement, and the related documents and agreements among the parties, related to a transaction that may be effected utilizing the registration statement on Form S-3 (File No. 333-281578) as generally identified in the Third Letter Agreement. In consideration for Ionic’s consent, the Company agreed to, among other things, change the Conversion Measurement Period (as defined in the Certificate of Designations) for the first 200 shares of Series B Convertible Preferred Stock that Ionic would hold upon exercise of the Ionic Warrant, to begin on March 28, 2024 and to end in accordance with the Certificate of Designations for the Series B Preferred Stock.

On October 21, 2024, the Company entered into Securities Purchase Agreements (the “Second Purchase Agreement”) with institutional investors for the sale of 69,444 shares of common stock at a per share price of $21.60. The closing of the offering occurred on October 21, 2024. In connection with offering, the Company entered into a placement agency agreement with Maxim, pursuant to which the Company agreed to pay Maxim (as the placement agent), an aggregate fee equal to 7.0% of the aggregate gross proceeds received by the Company from the sale of the shares in the offering. The Company also agreed to reimburse Maxim for certain expenses in an amount up to $25,000. The gross proceeds from the offering was approximately $1.5 million, before deducting the placement agent’s fees and other estimated offering expenses payable by the Company of approximately $150,000.

On October 25, 2024, the Company entered into an Equity Distribution Agreement (“ATM Sales Agreement”) with Maxim, which provides for the sale, in our sole discretion, of shares of our common stock through Maxim, as our sales agent. In accordance with the terms of the ATM Sales Agreement, the Company may offer and sell shares of our common stock, par value $0.0001 per share, having an aggregate offering price of up to $5,400,000. We pay a commission of up to 3% of gross sales proceeds of any common stock sold under the ATM Sales Agreement. As of the date these consolidated financial statements were available to be issued, the Company sold 53,185 shares for gross proceeds of $748,862, before deducting placement agent’s fees and other estimated offering expenses payable by the Company of approximately $32,000.

On October 31, 2024, the Company entered into and aircraft purchase agreement with Textron Aviation Inc. (“Textron”), for the purchase of 3 Cessna Citation CJ4 aircraft (the “CJ4 Aircraft”). Under the aircraft purchase agreement, the Company may purchase from Textron specifically configured CJ4 Aircraft at prevailing market rates whereby the aggregate purchase price could be approximately $40.5 million. The aircraft are expected to be delivered in the third and fourth quarter of 2026. Upon execution of the Purchase Agreement an initial $1.0 million deposit was paid, with the Company being required to make an additional deposit of $1.4 million during the fourth quarter of 2024 and deposits totaling $3.2 million during 2025.

The Company has evaluated subsequent events that occurred after September 30, 2024 through November 14, 2024, the date that these consolidated financial statements were available to be issued, and noted no additional events requiring recognition for disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which Jet.AI’s management believes is relevant to an assessment and understanding of its consolidated results of operations and financial condition. You should read the following discussion and analysis of Jet.AI’s financial condition and results of operations together with the historical unaudited consolidated financial statements as of September 30, 2024 and December 31, 2023, and the three and nine months ended September 30, 2024 and 2023, and the related notes that are included elsewhere in this report.

Certain of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to plans and strategy for Jet.AI’s business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Item 1A – Risk Factors” in Jet.AI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 1, 2024, and factors identified in other subsequent reports filed with the SEC Jet.AI’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Factors that could cause or contribute to such differences include, but are not limited to, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this report. We assume no obligation to update any of these forward-looking statements.

Percentage amounts included in this report have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. Certain other amounts that appear in this report may not sum due to rounding.

Unless otherwise indicated, all information in this Quarterly Report on Form 10-Q gives effect to a 1-for-225 reverse stock split of our common stock that became effective on November 12, 2024, and all references to shares of common stock outstanding and per share amounts give effect to the reverse stock split.

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

Business Combination

On August 10, 2023, Oxbridge Acquisition Corp. (“Oxbridge”) consummated a business combination pursuant to a Business Combination Agreement and Plan of Reorganization, as amended by Amendment No. 1 to the Business Combination Agreement, dated as of May 11, 2023 (the “Business Combination Agreement”) among Oxbridge, OXAC Merger Sub I, Inc., a direct, wholly owned subsidiary of Oxbridge (“First Merger Sub”), Summerlin Aviation LLC, a direct, wholly owned subsidiary of Oxbridge (“Second Merger Sub”), and Jet Token Inc., a Delaware corporation (“Jet Token”). Pursuant to the Business Combination Agreement, Oxbridge redomiciled as a Delaware corporation and was immediately renamed Jet.AI Inc., and promptly thereafter, (i) First Merger Sub merged with and into Jet Token, with Jet Token surviving the merger as a wholly owned subsidiary of Jet.AI Inc., and (b) Jet Token merged with and into Second Merger Sub (each merger and all other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

As a result of the Business Combination:

●	the then issued and outstanding Class A ordinary shares of Oxbridge were converted, on a one-for-one basis, into shares of common stock of Jet.AI Inc.,

●	the then issued and outstanding Class B ordinary shares of Oxbridge were converted, on a one-for-one basis, into shares of common stock of Jet.AI Inc.,

●	the then issued and outstanding Oxbridge warrants were converted into an equal number of warrants, each exercisable for one share of common stock (“Jet.AI Warrants”),

●	the then issued and outstanding Oxbridge Units were converted into an equal number of Jet.AI Units, each consisting of one share of common stock and one Jet.AI Warrant,

●	the outstanding shares of Jet Token common stock, including all shares of Jet Token preferred stock that converted into shares of Jet Token common stock, were cancelled and converted into the right to receive the number of shares of Common Stock and the number of warrants (“Merger Consideration Warrants”) based on the respective exchange rations set forth in the Business Combination Agreement,

●	all outstanding Jet Token options for its common stock , whether or not exercisable and whether or not vested, were converted into options to purchase Common Stock based on the applicable exchange ratio determined in accordance with the Business Combination Agreement,

●	all outstanding Jet Token warrants were converted into warrants to acquire the number of shares of common stock and Merger Consideration Warrants based on the applicable exchange ratio set forth in the Business Combination Agreement, and

●	the outstanding Jet Token restricted stock unit awards were converted into Jet.AI restricted stock unit awards based on the applicable exchange ratio determined in accordance with the Business Combination Agreement.

As a result of the Business Combination, Jet.AI has one class of common stock, listed on The Nasdaq Capital Market (“Nasdaq”) under the ticker symbol “JTAI,” and had two classes of warrants, the Redeemable Warrants and the Merger Consideration Warrants, that at the time of closing of the Business Combination were listed on Nasdaq under the ticker symbols “JTAIW” and “JTAIZ,” respectively.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues	$3,917,393	$3,367,189	$10,849,875	$8,035,505

Cost of revenues	3,931,279	3,196,748	11,405,113	8,140,905

Gross (loss) profit	(13,886)	170,441	(555,238)	(105,400)

Operating Expenses:
General and administrative (including stock-based compensation of $1,313,358, $2,669,071, $3,714,404 and $5,424,158, respectively)	2,746,783	4,231,142	7,956,830	8,834,864
Sales and marketing	83,310	156,991	632,380	380,699
Research and development	37,959	48,823	107,907	113,778
Total operating expenses	2,868,052	4,436,956	8,697,111	9,329,341

Operating loss	(2,881,938)	(4,266,515)	(9,252,349)	(9,434,741)

Other (income) expense:
Interest expense	-	24,095	79,314	24,095
Other income	(56)	(51)	(176)	(51)
Total other (income) expense	(56)	24,044	79,138	24,044

Loss before provision for income taxes	(2,881,882)	(4,290,559)	(9,331,487)	(9,458,785)

Provision for income taxes	-	-	-	-

Net Loss	$(2,881,882)	$(4,290,559)	$(9,331,487)	$(9,458,785)
Deemed dividend from warrant exchange offer	(540,255)	-	(540,255)	-
Cumulative preferred stock dividends	(18,708)	-	(78,163)	-

Net Loss to common stockholders	$(3,440,845)	$(4,290,559)	$(9,949,905)	$(9,458,785)
Weighted average shares outstanding - basic and diluted	78,523	31,192	71,791	23,800
Net loss per share - basic and diluted	$(43.82)	$(137.55)	$(138.60)	$(397.43)

Three Months Ended September 30, 2024 and 2023

Revenues

Revenues for the third quarter of 2024 totaled $3.9 million, a $0.5 million increase from 2023’s third quarter revenues of $3.4 million, and were comprised of $977,000 in services revenue from the management of customers’ aircraft, $2.4 of revenues related to our software App Cirrus Charter program (being $1.1 million in software-related revenue and $1.3 million in revenue from the chartering of our HondaJets by our operating partner Cirrus), $547,000 in Jet Card revenue for hours flown and other charges based on hours flown, and $1.3 million in revenue from the chartering of our HondaJets by our operating partner Cirrus.

The primary reason for this increase in revenue was due to additional service revenue of $977,000 in the 2024 period arising from the Company entering into an agreement to manage a second customer aircraft in the second quarter of 2024 and the resulting revenue thereafter.

The following table sets forth a breakout of revenue components by subcategory for the three months ended September 30, 2024 and 2023.

	Three Months Ended
	September 30,
	2024	2023

Software App and Cirrus Charter	$2,409,742	$1,860,795
Jet Card and Fractional Programs	547,186	731,716
Management and Other Services	960,465	774,678
	$3,917,393	$3,367,189

The Company recognized $1.1 million in revenue related to App-generated Services and software revenues related to charter bookings made through its App in the third quarter of 2024, an increase of $300,000 and reflected additional brokerage staff, increased marketing and greater awareness of the Company. This compares to revenues totaling $798,000 in the 2023 period.

The Company recognized $960,000 in service revenue in the third quarter of 2024, an increase of $186,000, relating to an agreement entered into during the fourth quarter of 2023 to manage a customer’s aircraft, as well as a second managed aircraft beginning in April 2024. There was $775,000 in service revenues in the third quarter of 2023.

During the third quarter of 2024, the Company sold 110 prepaid flight hours under its jet card and fractional programs, amounting to $615,000, and recognized $547,000 of revenue for 85 flight hours flown or forfeited, as well as additional charges. These additional charges represent primarily charges for cost reimbursements such as a fuel component adjustment to adjust for changes in fuel prices relative to the jet card and fractional contracts’ base fuel price and reimbursement of federal excise taxes. Prepaid flight hours are recognized as revenue as the flight hours are used or forfeited. At September 30, 2024, the Company had recorded deferred revenue of $1.2 million on its consolidated balance sheet representing prepaid flight hours for which the related travel had not yet occurred.

In the third quarter of 2023, the Company sold 122 prepaid flight hours, amounting to $713,000, and recognized $709,000 of revenue for 113 flight hours flown or forfeited, as well as additional charges. At September 30, 2023, the Company had recorded deferred revenue of approximately $1.2 million.

The increase in flight hours flown period over period is a direct result of the increased number of the Company’s aircraft during the 2024 period when compared to the 2023 period.

The following table details the flight hours sold and flown or forfeited, as well as the associated deferred revenues and recognized revenues, respectively, and additional charges for the third quarter of 2024 and 2023:

	For the three months ended September 30,
	2024	2023
Deferred revenue at the beginning of the period (1)	$1,099,466	$1,099,545
Prepaid flight hours sold
Amount	$615,130	$712,769
Total Flight Hours	110	122

Prepaid flight hours flown
Amount	$480,929	$649,077
Total flight hours	85	113

Additional charges	$66,257	$59,760
Total flight hour revenue	$547,186	$708,837

Deferred revenue at the end of the period (2)	$1,206,869	$1,163,237

(1)	Deferred revenue at June 30, 2024 and 2023 also includes $56,067 and $10,301, respectively, with respect to customer prepayments associated with software app transactions and $16,233 and $0 with respect to customer prepayments associated with management and other services revenue.

(2)	Deferred revenue at September 30, 2024 and 2023 also includes $29,269 and $268,889, respectively, with respect to customer prepayments associated with software app transactions and $16,233 and $0 with respect to customer prepayments associated with management and other services revenue.

In addition to its software App and jet card revenues, the Company also generates revenue through the direct chartering of its HondaJet aircraft by Cirrus. During the third quarter of 2024 this revenue amounted to approximately $1.1 million, an increase of $249,000, or 23.4% from the prior year period. The increased revenue was a direct result of the increased chartering of the Company’s HondaJet and CJ4 fleet, as well as increased software app bookings in the third quarter of 2024 as compared to the third quarter of 2023.

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

In the third quarter of 2024, the Company operated three HondaJets, one King Air 390 and one CJ4 as compared to the three HondaJets and one CJ4 that it operated in the comparable 2023 period.

As a result of the increase in Cirrus charter flight activity, costs related to the operation of these aircraft and payments to Cirrus for their management increased $1.2 million from $1.4 million in the third quarter of 2023 to $2.6 million in 2024, and aircraft lease payments increased remained the same at $317,000 in the third quarter of 2023 and 2024. The Company also incurred third-party charter costs of approximately $0.9 million in the third quarter of 2024, a $0.5 million decrease over 2023, in order to fulfill a greater number of App-generated charter bookings, offset by a reduction in subcharters used for covering jet card flights when our HondaJets were unavailable. Merchant fees and federal excise tax relating to charter flights of $130,000 in the third quarter of 2024 were a $89,000 increase as compared to $41,000 in the third quarter of 2023.

In total, it cost $3.9 million to operate these five aircraft in the third quarter of 2024, compared to $3.2 million to operate four aircraft in the third quarter of 2023.

Gross (loss) profit

The resulting gross loss totaled approximately $14,000 for the third quarter of 2024, compared to a gross profit of $170,000 for the third quarter of 2023. The gross loss in the third quarter of 2024 was largely driven by reduced flights performed for our jet card customers without a corresponding reduction in fixed costs.

Total Operating Expenses

In the third quarter of 2024, the Company’s operating expenses decreased by approximately $1.6 million over the prior year comparable period due to an approximate $1.5 million decrease in general and administrative expenses, a $74,000 reduction in sales and marketing expenses and an $11,000 reduction in research and development costs. Excluding non-cash stock-based compensation of $1.3 million and $2.7 million in the third quarter of 2024 and 2023, respectively, general and administrative expenses declined by approximately $129,000 primarily due to a decrease in professional service expenses of $297,000 with a substantial portion of these expenses during the 2023 period related to the closing of the Business Combination in the third quarter of 2023, offset by an increase in Directors and Officers Insurance costs of $40,000 and increased wages of $170,000, primarily due to increased commissions compensation payable on software app revenue.

The Company’s sales and marketing expenses decreased by $74,000 to $83,000 in the third quarter of 2024 from $157,000 in the third quarter of 2023. These expenses are mainly linked to promoting the Company and its programs.

Research and development expenses declined $11,000 to $38,000 in the third quarter of 2024 from $49,000 in the third quarter of 2023, due to the reduced need to refine the App, offset by continued development work on additional software offerings.

Operating Loss

As a result of all of the above, in the third quarter of 2024 the Company recognized an operating loss of approximately $2.9 million, which was a decrease in loss of approximately $1.4 million when compared to the prior year period. The decrease in operating loss was primarily due to the decrease in general and administrative expenses resulting from the decrease in non-cash stock-based compensation expense that resulted from the non-cash vesting of employee stock options as well as the decrease in professional costs incurred from the Business Combination.

Other (Income) Expense

During the third quarter of 2024, the Company recognized approximately $56 in other income as compared to $24,000 in other expense due primarily to interest expense related to the Bridge Agreement as defined and discussed below.

Nine Months Ended September 30, 2024 and 2023

Revenues

Revenues for the first nine months of 2024 totaled $10.9 million, a $2.9 million increase from revenues of $8.0 during the comparable period in 2023. Revenues in the 2024 period were comprised of approximately $6.4 of revenues related to our software App and Cirrus charter services (comprised of approximately $3.4 million in software-related revenue and $2.9 million in revenue from the chartering of our HondaJets by our operating partner Cirrus), $2.7 million in services revenue from the management of customers’ aircraft, and $1.8 million in Jet Card revenue for hours flown and other charges based on hours flown.

The following table sets forth a breakout of revenue components by subcategory for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended
	September 30,
	2024	2023

Software App and Cirrus Charter	$6,391,732	$4,413,745
Jet Card and Fractional Programs	1,783,066	2,090,401
Management and Other Services	2,675,077	1,531,359
	$10,849,875	$8,035,505

The Company began recording revenue in September 2020 reflecting services and software revenues related to charter bookings made through its App and in the first nine months of 2023, the Company recognized $2.2 million in revenue related to App-generated charter bookings. During 2024 these revenues totaled $3.4 million, a $1.2 million or 59.2% increase from 2023 reflecting additional brokerage staff, increased marketing and greater awareness of the Company.

The Company recognized $2.7 million in service revenue in the first nine months of 2024, an increase of $1.2 million, relating to an agreement entered into during the fourth quarter of 2023 to manage a customer’s aircraft, as well as a second managed aircraft beginning in April 2024. There was $1.5 million in service revenues in the first nine months of 2023.

During the first nine months of 2024, the Company sold 220 prepaid flight hours under its jet card and fractional programs, amounting to $1.3 million, and recognized $1.8 of revenue for 267 flight hours flown or forfeited, as well as additional charges. These additional charges represent primarily charges for cost reimbursements such as a fuel component adjustment to adjust for changes in fuel prices relative to the jet card and fractional contracts’ base fuel price and reimbursement of federal excise taxes. Prepaid flight hours are recognized as revenue as the flight hours are used or forfeited. At September 30, 2024, the Company recorded deferred revenue of $1.2 million on its consolidated balance sheet, which represents prepaid flight hours for which the related travel had not yet occurred.

In the first nine months of 2023, we sold 383 prepaid flight hours amounting to approximately $2.1 million and recognized approximately $2.1 million of revenue for 323 flight hours flown or forfeited, as well as additional charges. At September 30, 2023, the Company recorded deferred revenue of $1.2 million on its consolidated balance sheet.

The increase in flight hours flown is a direct result of the increased number of aircraft during the 2024 period versus the 2023 period.

The following table details the flight hours sold and flown or forfeited, as well as the associated deferred revenues and recognized revenues, respectively, and additional charges for the first nine months of 2024 and 2023:

	For the nine months ended September 30,
	2024	2023
Deferred revenue at the beginning of the period (1)	$1,779,794	$933,361
Prepaid flight hours sold
Amount	$1,270,130	$2,133,019
Total Flight Hours	220	383

Prepaid flight hours flown
Amount	$1,619,739	$1,903,143
Total flight hours	267	323

Additional charges	$163,327	$164,379
Total flight hour revenue	$1,783,066	$2,067,522

Deferred revenue at the end of the period (2)	$1,206,869	$1,163,237

(1)	Deferred revenue at December 31, 2023 and 2022 also includes $268,818 and $11,800, respectively, with respect to customer prepayments associated with software app transactions.

(2)	Deferred revenue at September 30, 2024 and 2023 also includes $29,269 and $268,889, respectively, with respect to customer prepayments associated with software app transactions and $16,233 and $0 with respect to customer prepayments associated with management and other services revenue.

During the first nine months of 2024 revenue generated through the direct chartering of the Company’s HondaJet aircraft by Cirrus amounted to approximately $2.9 million, an increase of $0.7 million, or 31.0% from the prior year. The increased revenue was a direct result of increased charter activity, both ad hoc and by Cirrus, as well as the addition of the managed Citation CJ4 and King Air 350i.

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

As a result of the increased fleet and the increase in jet card and Cirrus charter flight activity, as well as the startup expenses relating to the introduction of the King Air 350i managed aircraft to its fleet, operating expenses related to the operation of the Company’s aircraft and payments to Cirrus for their management increased $3.6 million from $3.3 million in the first nine months of 2023 to $6.9 million in the 2024 year period and aircraft lease payments increased $43,000 from $967,000 in 2023 to $1.0 million in the first nine months of 2024. The Company also incurred third-party charter costs of approximately $3.0 million in the first nine months of 2024, a $559,000 decrease over 2023, as a result of a reduced need for subcharters used for covering jet card flights when our HondaJets were unavailable. Federal excise tax and merchant fees relating to charter flights increased $242,000 in the first nine months of 2024 to $541,000 from $299,000 in 2023.

In total, excluding aircraft sales costs and as disclosed above, it cost $11.4 million to operate the Company’s 5 aircraft in the first nine months of 2024, compared to $8.1 million in 2023 for 4 aircraft.

Gross (loss) profit

The resulting gross loss totaled $555,000 for the first nine months of 2024, compared to $105,000 for the 2023 year period. The increased gross loss in these operations was a result of increased maintenance costs, together with lower utilization on our HondaJets.

Total Operating Expenses

In the first nine months of 2024, the Company’s operating expenses decreased $632,000 due to a $878,000 decrease in general and administrative expenses and $6,000 in lower research and development costs, offset by $252,000 in higher sales and marketing expenses. Excluding non-cash stock-based compensation of $3.7 million and $5.4 million in the first nine months of 2024 and 2023, respectively, general and administrative expenses rose by approximately $0.8 million primarily due to due to increased wages of $632,000, primarily due to increased commissions compensation payable on charter sales, as well as a greater number of software developers in 2024.

The Company’s sales and marketing expenses increased by about $252,000 to $632,000 in the first nine months of 2024 from $380,000 in 2023, as it reaccelerated its sales and marketing spending upon aircraft delivery and the associated increase in marketable jet card inventory. These expenses are mainly linked to promoting the Company and its programs.

Research and development expenses declined $6,000 to $108,000 in the first nine months of 2024 from $114,000 in 2023, due to the reduced need to refine the App, offset by continued development work on additional software offerings.

Operating Loss

As a result of all of the above, in the first nine months of 2024 the Company recognized an operating loss of approximately $9.3 million, which was a decrease in loss of $182,000 compared to the 2023 year period. The decrease was primarily due to reduced general and administrative expenses of $878,000, offset by an increase in the Company’s gross loss of $549,000.

Other (Income) Expense

During the first nine months of 2024, the Company recognized approximately $79,000 in other expense due primarily to interest expense related to the Bridge Agreement, compared to $24,000 recorded for the first nine months of 2023.

Liquidity and Capital Resources

Overview

As of September 30, 2024, the Company’s cash and equivalents were $311,883. As of September 30, 2024, current liabilities exceeded current assets by approximately $4.8 million, of which $1.2 million in liabilities represents deferred revenue that would be recorded as revenue once the flight hours are flown or forfeited.

During the nine month period ended September 30, 2024, the Company raised (1) approximately $1,727,000 in funds from the issuance of 14,222 shares of common stock under the Share Purchase Agreement discussed below, as well as $1,500,000 related to the sale of 150 shares of Series B Preferred Stock, and (2) approximately $742,000 from Jet.AI Warrant exercises.

The Company also incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in its accumulated deficit of approximately $49.1 million as of September 30, 2024. While we expect to drive revenue and operating profit growth from aircraft acquisitions, higher average hourly pricing of jet cards, increased charter activity through CharterGPT and Reroute AI and SaaS revenues from DynoFlight, we expect to continue to incur operating losses to a greater or lesser extent for at least the next 12 months, depending on the timing and success of these initiatives. To bridge the gap, we intend to rely on funds available from share issuances under the Share Purchase Agreement, amounts received upon an exercise of the Ionic Warrant (as defined below), if any, and other potential sales of our equity and debt securities to meet our funding obligations. Additional funding under the Share Purchase Agreement may be limited contractually and the Ionic Warrant may not be exercised by the holder in full or substantial part. Furthermore, issuances of additional shares of common stock under the Share Purchase Agreement, upon conversion of the Series B Preferred Stock outstanding and underlying the Ionic Warrant and other sales of equity securities we have made after September 30, 2024 may negatively impact the Company’s stock price and ability to raise additional funds. We will likely require additional capital resources to grow our business. In the absence of external financing the Company is prepared to cut its cash utilization by ceasing marketing and customer acquisition, suspending software development, streamlining operations, and servicing only existing customers. Such a reduction would allow the Company to continue to operate for a year or more by management’s estimate. During that time the Company would plan to arrange new financing and to then resume expansion.

Ionic Transaction

General

On March 28, 2024, Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) and a number of other transaction documents described below for a private placement with Ionic Ventures, LLC (“Ionic”), which closed on March 29, 2024 (the “Closing Date”), which we collectively refer to as the “Ionic Transaction.” Under the Securities Purchase Agreement, the Company issued to Ionic (a) 150 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), which are convertible into shares of the Company’s common stock, (b) a warrant to purchase up to 1,500 shares of Series B Preferred Stock (the “Ionic Warrant”), at an exercise price of $10,000 per share, and (c) 1,111 shares of the Company’s common stock.

The Company received gross proceeds of approximately $1.5 million, not including customary placement fees and reimbursement of certain payables to Maxim as placement agent and other expenses payable by the Company in connection with the Ionic Transaction. This amount excludes the proceeds, if any, from the exercise of the Ionic Warrant.

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

Each share of Series B Preferred Stock converts into a number of shares of our Common Stock, subject to certain limitations, including a beneficial ownership limitation of 4.99% (calculated in accordance with the rules promulgated under Section 13(d) of the Securities Exchange Act), which can be adjusted to a beneficial ownership limitation of 9.99% upon 61 days prior written notice by Ionic. From time to time Ionic may convert Series B Preferred Stock into Common Stock which it may liquidate and thereafter receive additional shares of Common Stock pursuant to subsequent conversions of its Series B Preferred Stock.

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

Other Transaction Documents

The Ionic Warrant exercise price was initially set at $10,000 per share of Series B Preferred Stock, subject to adjustment for certain events, such as a stock split, issuance of additional shares as a dividend or otherwise. If the entirety of the Ionic Warrant was exercised for cash, the Company would receive additional gross proceeds of approximately $15.0 million. The Company cannot predict when or if there will be additional exercises of the Ionic Warrant. It is possible that the Ionic Warrant may never be exercised in full, or in substantial part. At any time when the Ionic Warrant is exercisable for less than 1,000 shares of Series B Preferred Stock, the Company has the right to redeem all or a portion of the Ionic Warrant by paying to Ionic in cash $100 per share of Series B Preferred Stock that would otherwise be issuable pursuant to the Ionic Warrant.

Pursuant to the Securities Purchase Agreement, the Company agreed to submit to its stockholders a proposal to approve the issuance of shares of common stock issuable upon exercise of the shares of Series B Preferred Stock in accordance with Nasdaq Stock Market Rules at a special meeting of stockholders at the earliest practicable date after the date of the Securities Purchase Agreement, but in no event later than ninety (90) days after the Closing Date. At its annual meeting of stockholders, which took place on September 24, 2024, the Company sought stockholder approval for the potential issuance of shares of Common Stock pursuant to Ionic Transaction in an amount that, upon issuance, could result in the issuance of shares of Common Stock in an amount in excess of 19.99% of the Company’s outstanding shares of Common Stock at a price less than the “minimum price” as defined by and in accordance with Nasdaq Listing Rule 5635(d). The Company’s stockholders approved such potential issuance at the annual meeting. The Securities Purchase Agreement obligates the Company to reserve no less than 200% of the maximum number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock outstanding, using an alternate conversion method (the “Required Reserve Amount”). The Company and Ionic initially agreed that the Required Reserve Amount is 200,000 shares of Common Stock. In order to meet that obligation, the Company sought stockholder approval to amend its certificate of incorporation to increase the number of authorized shares of Common Stock to 200,000,000 at its annual meeting of stockholders. The Company received such approval on September 24, 2024.

Additionally, on March 29, 2024, the Company entered into the Registration Rights Agreement Ionic, which, among other things, provides that the Company would register the resale of the 1,111 shares of Common Stock and the shares of Common Stock issuable upon conversion of the Series B Preferred Stock, including the Series B Preferred Stock issuable upon exercise of the Warrant. The Company was required to prepare and file a registration statement with the SEC no later than 30 days following the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”), but in no event later than May 15, 2024 (the “Filing Deadline”), and to use its commercially reasonable efforts to have the registration statement and any amendment declared effective no later than the earlier of the (a) 60th calendar day following the filing of the Form 10-K (or, if such registration statement is subject to a full review by the SEC, the 100th calendar day after such filing) and (b) 2nd business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that such registration statement will not be reviewed or will not be subject to further review (the “Effectiveness Deadline”). The Company timely filed a registration statement on Form S-1 by the Filing Deadline, however, because this registration statement was not declared effective by the SEC by the Effectiveness Deadline, the Company was obligated pay to Ionic a $100,000 Effectiveness Fee. On September 3, 2024 the Company issued to Ionic 444 Effectiveness Shares in lieu of paying the Effectiveness Fee in cash. The registration statement was declared effective by the SEC on October 23, 2024.

On September 24, 2024, the Company and Ionic entered into a letter agreement (the “Letter Agreement”) that set forth certain understandings and agreements among the Company and Ionic. Pursuant to the Letter Agreement, Ionic agreed to refrain from taking action to protect its legal rights under the transaction documents, related to certain actions and transactions identified in the Letter Agreement that the Company has undertaken or effected prior to the date of the Letter Agreement. As consideration for the waiver, the Company agreed to a release of Ionic and its affiliates and issued an additional 50 shares of Series B Preferred Stock to Ionic.

On October 10, 2024, the Company and Ionic entered into a second letter agreement (the “Second Letter Agreement”) that set forth certain understandings and agreements among the Company and Ionic. Pursuant to the Second Letter Agreement, Ionic agreed to refrain from taking action to protect its legal rights under the transaction documents, related to certain actions and transactions identified in the Second Letter Agreement. Such actions include the Company’s filing of an amendment to a registration statement on Form S-1 (File No. 333-281911) with the SEC and a registered direct offering. As consideration for the waiver, the Company agreed to change the Conversion Measurement Period (as defined in the Certificate of Designations) for the previously issued 200 shares of Series B Preferred Stock to begin on March 28, 2024 and to end in accordance with the Certificate of Designations.

Share Purchase Agreement

The Company has access to an aggregate of up to $40 million from the Share Purchase Agreement, dated as of August 4, 2022, with GEM Yield LLC SCS and GEM Yield Bahamas Limited (together with GEM Yield LLC SCS, “GEM”), less drawdowns of $2,550,024 to date. In consideration for GEM’s services under the Share Purchase Agreement, the Company has agreed to pay GEM a commitment fee equal to $800,000 payable in cash or freely tradable shares of common stock, at the option of the Company. Upon the Company’s issuance of shares in connection with any drawdown purchase made by GEM, the Company is required to pay GEM a portion of such commitment fee in an amount equal to 2% of the amount purchased in such drawdown; provided that the full $800,000 commitment fee was due on or before the first anniversary of the closing of the Business Combination. In October 2024, the Company issued 36,886 shares of common stock to satisfy in full the outstanding commitment fee payable discussed in Note 5 and 44,225 shares of common stock under the Share Purchase Agreement with GEM for total consideration of $822,745.

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

On August 10, 2023, the Company issued GEM a warrant (as subsequently amended, the “GEM Warrant”) granting it the right to purchase up to 6% of the outstanding common stock of the Company on a fully diluted basis as of the date of listing. The GEM Warrant has a term of three years. The exercise price of the GEM Warrant was reduced to $.24 per share as of September 30, 2024. The warrant may be exercised by payment of the per share amount in cash or through a cashless exercise.

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

Other Equity Issuances and Settlement Arrangements

Maxim Payment and Settlement Agreement

On August 10, 2023, the Company entered into a settlement agreement (“Maxim Settlement Agreement”) with Maxim Group LLC, the underwriter for the Company’s initial public offering (“Maxim”). Pursuant to the Maxim Settlement Agreement, the Company issued to Maxim Partners (a) 1,200 shares of common stock to settle the payment obligations of the Company under the underwriting agreement dated on or about August 11, 2021, by and between the Company and Maxim and (b) 1,127 Series A Preferred Shares in an amount equal in value to $1,127,000. The Series A Preferred Shares accrue a dividend at the rate of 8% per annum (which increases to 18% if the Company fails to meet certain obligations under the terms thereof), payable quarterly and, at the Company’s option, in shares of common stock. The Series A Preferred Shares are convertible into 501 shares of common stock. The Company also issued 511 shares of common stock to Maxim Partners on August 16, 2021 to meet a payment obligation under the underwriting agreement in connection with Oxbridge’s IPO, representing a value of $2,025.00 per share reflecting an allocation of the $2,250.00 per Unit IPO price. The above issued and issuable shares of common stock are subject to a registration rights agreement.

The Company may, subject to certain conditions, redeem the outstanding Series A Preferred Shares in cash at the $1,000 original issue price, subject to adjustment, plus accrued and unpaid dividends. The Company was required to redeem all the outstanding Series A Preferred Shares on August 10, 2024, which was automatically extended by an additional three (3) month period because the Company has not closed upon one or more equity financings that, in total, result in gross proceeds to the Company of $10.0 million or greater. If the Company raises equity capital, 15% of the net proceeds will be used to redeem the Series A Preferred Shares if requested by the holder.

In July 2024, the Company and Maxim entered into an amendment to the Maxim Settlement Agreement and agreed to, among other things, amend the definition of the “Series A Conversion Price” for the Series A Preferred Shares and certain restrictions with respect to shares of Company common stock Maxim may acquire upon the conversion of its shares of Series A Preferred Shares.

Sponsor Settlement Agreement

On August 10, 2023, the Company entered into settlement agreement (“Sponsor Settlement Agreement”) with the Sponsor. Pursuant to the Sponsor Settlement Agreement, the Company issued 575 Series A-1 Preferred Shares to settle the payment obligations of the Company under a promissory note in the principal amount of $575,000 dated November 14, 2022 in favor of the Sponsor. The Series A-1 Preferred Shares accrue interest at the rate of 5% per annum (which increases to 18% if the Company fails to meet certain obligations under the terms thereof), payable quarterly in cash. The Series A-1 Preferred Shares are convertible into 256 shares of common stock.

The Company may, subject to certain conditions, redeem the outstanding Series A-1 Preferred Shares in cash at the $1,000 original issue price, subject to adjustment, plus accrued and unpaid dividends. The Company was required to redeem all the outstanding Series A-1 Preferred Shares on August 10, 2024, which was automatically extended by an additional three (3) month period because the Company has not closed upon one or more equity financings that, in total, result in gross proceeds to the Company of $10.0 million or greater. If the Company raises equity capital, 15% of the net proceeds will be used to redeem the Series A-1 Preferred Shares if requested by the holder.

Warrants

On various dates at the end of December 2023 and through early 2024, we entered a number of separate warrant exchange agreements with various unaffiliated second-party warrant holders with respect to warrants to purchase an aggregate of 6,605 shares of our common stock (the “Exchanged Warrants”). Pursuant to these warrant exchange agreements, the Company issued an aggregate of 6,605 shares of common stock to those warrant holders in exchange for the surrender and cancellation of the Exchanged Warrants.

In December 2023 and January 2024, holders of an aggregate of 687 JTAIW warrants were exercised for an equal number of shares of our common stock, generating net proceeds to us of $1,777,475.

Cash Flows for the Nine Months Ended September 30, 2024 and 2023

As of September 30, 2024, the Company’s cash and equivalents were approximately $312,000.

The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023:

	For the nine months ended September 30,
	2024	2023
Net cash (used in) provided by operating activities	$(4,840,533)	$(2,744,630)
Net cash (used in) provided by investing activities	(12,922)	(169,530)
Net cash provided by financing activities	3,064,795	2,290,678
Increase (decrease) in cash and cash equivalents	$(1,788,660)	$(623,482)

Cash Flow from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $4.8 million compared to $2.7 million for the nine months ended September 30, 2023. The cash outflow from operating activities in the 2024 period primarily consisted of our net loss, net of non-cash charges of $4.2 million, a $0.4 million reduction in lease liability, which were offset by a $1.2 million increase in operating liabilities and a $41,000 reduction in accounts receivables and other current assets. The increase in operating liabilities was primarily driven by a $1.2 million increase in the Company’s accounts payable and accrued liabilities relating to the operation of the Company’s aircraft and a $0.6 million decrease in deferred jet card revenue relating to the sale of jet card hours not yet flown. The increase in net cash used in operating activities for the 2024 period was primarily driven by a $1.6 million increase in our net loss, net of non-cash charges resulting from the Company’s higher level of operations during the first nine months of 2024 as a result of operating a greater number of operational aircraft and startup expenses incurred during 2024 as well as the $0.5 million changes in operating assets and liabilities.

Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 was $13,000 as compared to $170,000 in the 2023 year period, primarily relating to the Company’s 2023 investment in 380 Software LLC, a 50/50 joint venture subsidiary with Great Western Air LLC dba Cirrus Aviation Services.

Cash Flow from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $3.1 million. Cash provided by financing activities was primarily driven by warrant exercises and proceeds from the sale of common stock under the Share Purchase Agreement, sale of preferred stock, partially offset repayments of notes payable.

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

Subsequent to September 30, 2024 on October 31, 2024, the Company entered into and aircraft purchase agreement for the purchase of 3 Cessna Citation CJ4 aircraft (the “CJ4 Aircraft”). Under the aircraft purchase agreement, the Company may purchase from Textron specifically configured CJ4 Aircraft. Upon execution of the purchase agreement an initial deposit was paid for each aircraft, and three additional deposits are due on each aircraft and payable on defined intervals starting in November 2024 through August 2025. Upon delivery of the aircraft the remainder of the purchase price will become due and payable.

Critical Accounting Estimates

Going Concern and Management Plans

The Company has limited operating history and has incurred losses from operations since its inception. These matters raise concern about the Company’s ability to continue as a going concern.

The Company began ramping up its revenue-generating activities during the second half of the year ended December 31, 2022 and those activities have continued into 2024. During the next twelve months, the Company intends to fund its operations with funds from its operations, and drawdowns under the Share Purchase Agreement, as well as proceeds from other financing arrangements. The Company also has the ability to reduce cash burn to preserve capital. There are no assurances, however, that management will be able to raise capital on terms acceptable to the Company. If the Company is unable to obtain sufficient amounts of additional capital, the Company may be required to reduce the near-term scope of its planned development and operations, which could delay implementation of the Company’s business plan and harm its business, financial condition and operating results. The consolidated balance sheets do not include any adjustments that might result from these uncertainties.

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

The Company also generates revenues from individual ad hoc charter bookings processed through the Company’s booking app, whereby the Company will source, negotiate, and arrange travel on a charter basis for a customer based on pre-selected options and pricing provided by the Company to the customer through the app. In addition, Cirrus markets charter on the Company’s aircraft for the Company’s benefit. Deferred revenue with respect to bookings through the app was $56,000 as of September 30, 2024.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Interim Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our Interim Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on September 30, 2024 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Except with respect to the following risk factors, and the Company’s on-going liquidity needs, there were no material changes in the risk factors we previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 1, 2024.

If we fail to comply with the continued listing requirements of Nasdaq, we would face possible delisting, which would result in a limited public market for our shares, limit our ability to access existing liquidity facilities and make obtaining future financing more difficult for us.

Our Common Stock is currently listed on Nasdaq under the symbol “JTAI”. On December 1, 2023, the Company received a notification letter (the “Initial Notice Letter”) from the Nasdaq Listing Qualifications Staff of Nasdaq notifying the Company that its amount of stockholders’ equity has fallen below the $10 million required minimum for continued listing on The Nasdaq Global Market set forth in Nasdaq Listing Rule 5450(b)(1)(A) (the “Minimum Stockholders’ Equity Requirement”). The Company’s stockholders’ deficit as of December 31, 2023 was $(3,963,039). The Initial Notice Letter also noted that as of September 30, 2023, the Company did not meet The Nasdaq Global Market alternative listing criteria for the “Market Value” standard or the “Total Assets / Total Revenues” standard. On August 14, 2024, the Nasdaq Hearings Panel granted the Company’s request to transfer the Company’s securities from The Nasdaq Global Market to The Nasdaq Capital Market effective as of August 16, 2024.

On April 14, 2024, the Company received an additional notification letter from Nasdaq (the “Second Notice Letter”) stating that the Company is not in compliance with Nasdaq Listing Rule 5450(a)(1), as the minimum bid price of the Company’s Class A Common Stock had been below $1.00 for 30 consecutive business days (the “Minimum Bid Price Requirement”). The notification of noncompliance has no immediate effect on the listing or trading of the Company’s Common Stock on Nasdaq. The Company had 180 calendar days, or until October 14, 2024, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the minimum bid price of the Company’s Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-calendar day grace period. The Company did not regain compliance with the Minimum Bid Price Requirement by October 14, 2024, however, the Company, may be eligible for an additional 180-calendar day compliance period because it elected to transfer to The Nasdaq Capital Market. The Company’s failure to regain compliance during this period could result in delisting. The Company effected a reverse stock split on November 12, 2024 to, in part, cause the Company to regain compliance with the Minimum Bid Price Requirement.

On May 30, 2024, the Company received an additional notification letter from Nasdaq (the “Third Notice Letter”) stating that the Company has not regained compliance with the Minimum Stockholders’ Equity Requirement for continued listing discussed in the Initial Notice Letter, which it was required to meet by May 29, 2024 pursuant to its compliance plan. The Third Notice Letter notified the Company that, unless the Company requested an appeal hearing before the Nasdaq Hearings Panel (the “Panel”) by June 6, 2024, trading of the Company’s Common Stock would be suspended at the opening of business on June 10, 2024, and a Form 25-NSE would be filed with the SEC, which would remove the Company’s securities from listing and registration on Nasdaq (such notification, the “Delisting Notice”).

As directed in the Third Notice Letter, the Company timely requested a hearing before the Panel and paid the applicable fee to appeal the Delisting Notice. The Delisting Notice has no immediate effect on the listing or trading of the Company’s Common Stock. The Company’s hearing request stayed the suspension of trading on the Company’s securities, and the Company’s securities continue to trade on Nasdaq. On August 14, 2024, in connection the implementation of the Company’s compliance plan, the Nasdaq Hearings Panel granted the Company’s request to transfer the Company’s securities from The Nasdaq Global Market to The Nasdaq Capital Market effective as August 16, 2024. Further the Nasdaq Hearings Panel granted the Company’s request to have until November 26, 2024 to demonstrate compliance with its previously submitted plan, a deadline that the Company believes to be attainable. The Company is working diligently to cure the deficiencies set forth in the Delisting Notice and believes it can regain compliance with the continued listing requirements on or before November 26, 2024.

Although the Company believes it will be able to achieve compliance with Nasdaq’s continued listing requirements, there can be no assurance that the Company will be able to regain compliance with all applicable requirements or maintain compliance with any other listing requirements within the time frame required by Nasdaq or at all, particularly if the Company’s stock price trades below $1.00 for a sustained period. Nasdaq’s determination that we fail to meet the continued listing standards of Nasdaq may result in our securities being delisted from Nasdaq as set forth in the Delisting Notice.

A delisting of our Common Stock and our inability to list on another national securities market could negatively impact us by: (i) reducing the liquidity and market price of our Common Stock; (ii) reducing the number of investors willing to hold or acquire our Common Stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use certain registration statements to offer and sell freely tradable securities, thereby limiting our ability to access the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees. In addition, a delisting of our Common Stock would prevent us from being able to access financing under the Share Purchase Agreement. Furthermore, the Company may have to pay all or a portion of the $800,000 commitment fee due under the Share Purchase Agreement in cash if its shares are no longer listed. The Company may not have sufficient funds to be able to pay such fee. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Certain Risks Associated with the Reverse Split

We cannot assure you that the Reverse Stock Split will increase our stock price over the long term. We expect that the 1-for-225 reverse split of our outstanding common stock effected on November 12, 2024 (the “Reverse Split”) will increase the market price of our common stock to a level that would attract more investors. However, the continuing effect of the Reverse Split on the market price of our common stock cannot be predicted with any certainty, and the history of reverse stock splits for other companies is varied, particularly since some investors may view a reverse stock split negatively. It is possible that ultimately the per share price of our common stock after the Reverse Split will not increase in the same proportion as the reduction in the number of our outstanding shares of common stock following the Reverse Split, or if the price does increase, that the price can be maintained for any particular period of time. In either of those cases, such decline in price would cause a reduction in the value of our company as measured by our market capitalization, and the Reverse Split may not result in a per share price that would attract brokers and investors who do not trade in lower-priced stocks. In addition, although we believe the Reverse Split may enhance the desirability of our common stock to certain potential investors, we cannot assure you that our common stock will be more attractive to institutional or other long-term investors. After the Reverse Split, the market price of our common stock may ultimately decrease due to factors unrelated to the Reverse Split. In any case, the market price of our common stock may also be based on other factors which may be unrelated to the number of shares outstanding, including our future performance. After the consummation of the Reverse Split if the trading price of the common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would have occurred in the absence of the Reverse Split.

Even if the Reverse Split achieves the requisite increase in the market price of our common stock, we cannot assure you that we will be able to continue to comply with the minimum price requirement of Nasdaq. Even if the Reverse Split achieves the requisite increase in the market price of our common stock to be in compliance with the minimum bid price of the Nasdaq listing rules, there can be no assurance that the market price of our common stock following the Reverse Split will continue to remain at the level required for continuing compliance with that requirement. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines following the effectuation of the Reverse Split, the percentage decline may be greater than would occur in the absence of a reverse stock split. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock and jeopardize our ability to meet or maintain Nasdaq’s minimum price requirement.

The Reverse Split may decrease the liquidity of our common stock. The liquidity of the shares of our common stock may be affected adversely by the Reverse Split given the reduced number of shares that are outstanding following the Reverse Split, especially if the market price of our common stock does not increase proportionality as a result of the Reverse Split.

Because the number of authorized shares of our common stock will not be reduced proportionately, the Reverse Stock Split increased the Board’s ability to issue authorized and unissued shares without further stockholder action. The Reverse Split did not serve to decrease the authorized number of shares of common stock under our charter. Because the number of authorized shares of our common stock was not reduced proportionately, the Reverse Split increased the Board’s ability to issue authorized and unissued shares without further stockholder action. Having a substantial number of authorized but unissued shares of stock, the issuance of which would be dilutive to our existing stockholders and may cause a decline in the trading price of our common stock. With respect to authorized but unissued and unreserved shares, we could also use such shares to oppose a hostile takeover attempt or delay or prevent changes in control or changes in or removal of management. Other than the foregoing, there are no existing plans, arrangements or understandings relating to the issuance of any of the authorized, but unissued and unreserved shares, whether available as a result of the Reverse Stock Split or otherwise.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

On various dates in the third quarter of 2024, the Company sold an aggregate of 6,222 shares of common stock to GEM under the Share Purchase Agreement. The issuance of the securities was made in reliance upon the exemption from the registration requirements under Section 4(a)(2) of the Securities Act of 1933. In October 2024, the Company issued 36,886 shares of common stock to satisfy in full the outstanding commitment fee payable discussed in Note 5 and 44,225 shares of common stock under the Share Purchase Agreement with GEM for total consideration of $822,745.

On various dates in the third quarter of 2024, the Company issued an aggregate of 14,778 shares of common stock to SHC under the Sunpeak Settlement Agreement. The issuance of the securities was made in reliance upon the exemption from the registration requirements under Section 3(a)(10) of the Securities Act of 1933. During the nine months ended September 30, 2024, the Company issued 14,333 shares of common stock for settlement of approximately $265,000 in SHC Claims under the Sunpeak Settlement Agreement.

Otherwise, all unregistered sales of equity securities effected during the quarter ended September 30, 2024 [and through the filing of this report] were previously reported in reports the Company has filed with the Securities and Exchange Commission.

Use of Proceeds

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2024, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit Number	Description
3.1	Certificate of Incorporation of Jet.AI Inc., dated August 10, 2023 (incorporated by reference to Exhibit 3.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.2	Certificate of Designation of the Series A Convertible Preferred Stock of Jet.AI Inc., dated August 10, 2023 (incorporated by reference to Exhibit 3.2 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.3	Certificate of Designation of the Series A-1 Convertible Preferred Stock of Jet.AI Inc., dated August 10, 2023 (incorporated by reference to Exhibit 3.3 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.4	Certificate of Designations of Series B Convertible Preferred Stock of Jet.AI Inc. (incorporated by reference to Exhibit 3.5 of Jet.AI’s Annual Report on Form 10-K filed with the SEC on April 1, 2024).
3.5	Amendment No. 1 to Certificate of Designation of Series A Convertible Preferred Stock of Jet.AI Inc. dated July 15, 2024. (incorporated by reference to Exhibit 3.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on July 17, 2024).
3.6	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on September 26, 2024).
3.7	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on November 8, 2024).
3.8	Certificate of Correction of Amendment to the Certificate of Incorporation ((incorporated by reference to Exhibit 3.1 of Jet.AI’s Current Report on Form 8-K/A filed with the SEC on November 12, 2024).
3.9	Bylaws of Jet.AI Inc. (incorporated by reference to Exhibit 3.4 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.10	Amendment to Bylaws of Jet.AI Inc. (incorporated by reference to Exhibit 3.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 8, 2024).
10.1	Amendment No.1 to Settlement Agreement between Jet.AI Inc. and Maxim Group LLC (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on July 17, 2024).
10.2	Amendment No.1, dated as of August 21, 2024, to that certain Warrant Agreement, dated as of August 21, 2021, by and between Jet.AI Inc. and Continental Stock Transfer & Trust Company, as Warrant Agent (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 23, 2024).
10.3	Amendment No.1, dated as of August 21, 2024, to that certain Warrant Agreement, dated as of August 10, 2023, by and between Jet.AI Inc. and Continental Stock Transfer & Trust Company, as Warrant Agent (incorporated by reference to Exhibit 10.2 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 23, 2024).
10.4	Settlement Agreement and Stipulation dated August 21, 2024 by and between Jet.AI Inc. and Sunpeak Holdings Corporation (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 30, 2024).
10.5	Letter Agreement, dated September 24, 2024, between Jet.AI Inc. and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on September 25, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

JET.AI INC.

	By:	/s/ George Murnane
	Name:	George Murnane
	Title:	Interim Chief Financial Officer
(Principal Financial Officer and Accounting Officer)
Date: November 14, 2024

