Form 10-K
period 2024-12-31
Jet.AI Inc.
filed 2025-03-26
CIK 1861622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	JTAI	The Nasdaq Stock Market LLC

Securities registered under Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,837,368 as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 12, 2025, there were 2,187,001 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Report, regarding our future financial performance and our strategy, expansion plans, market opportunity, future operations, future operating results, estimated revenues, losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “will,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” or the negative of such terms or other similar expressions, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Report. We caution you that the forward-looking statements contained herein are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control.

Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this Report, including the risks described under “Item 1A Risk Factors,” and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and in other documents which we file with the Securities and Exchange Commission (“SEC”). In addition, such statements could be affected by risks and uncertainties related to:

●	the ability to implement business plans, forecasts, and other expectations and identify and realize additional opportunities;
●	our history of operating losses, and our results of operations and financial condition;
●	our ability to attain the significant amount of additional financing we need to fund our operations and expansion plans on favorable terms or at all, and the availability of future financing;
●	our ability to complete the proposed merger and related transactions described under “Item 1 Business – Recent Events – Potential Sale of Aviation Business Assets”, or to identify and execute upon another strategic transaction or alternative to maximize value for our stakeholders;
●	our ability to realize the anticipated benefits of the proposed merger and related transactions;
●	costs related to being a public company;
●	limited liquidity and trading of our securities;
●	the outcome of any legal proceedings;
●	the ability to maintain the listing of our securities on the Nasdaq Stock Market LLC (“Nasdaq”) or any other national securities exchange;
●	that the price of our securities may be volatile due to a variety of factors, including changes in the competitive and highly regulated industry in which we operate, variations in operating performance across competitors, changes in laws and regulations affecting our business and any changes in our capital structure;
●	the risks related to our ability to identify and execute on outside sources of funding necessary to fund our operations and business plan, and the potential dilution that our stockholders may be subject to;
●	the risk of downturns in the aviation industry;
●	a changing regulatory landscape in the highly competitive aviation industry;
●	our ability to attract and retain highly qualified personnel, including our officers, directors, and key employees;
●	data security breaches, cyber attacks, or other network outages;
●	our ability to adequately protect our intellectual property interests;
●	our reliance on third parties;
●	risks associated with the overall economy, including interest rate volatility and the potential for recession; and
●	other risks and uncertainties set forth under the section of this Report entitled “Item 1A Risk Factors.”

Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results may vary in material respects from those expressed or implied by these forward-looking statements. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and we assume no obligation and do not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

MARKET AND INDUSTRY DATA

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

ii

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks of which you should be aware. These risks are discussed more fully in the “Risk Factors” section of this Report. These risks include, but are not limited to, the following:

●	The Company is an early-stage company with a limited operating history.
●	The Company may not be able to successfully implement its growth strategies.
●	The Company’s operating results are expected to be difficult to predict based on a number of factors that also will affect its long-term performance.
●	The Company may not have enough capital as needed and may be required to raise more capital and the terms of subsequent financings may adversely impact your investment.
●	The Company’s business and reputation rely on, and will continue to rely on, third parties.
●	The Company may be unable to adequately protect its intellectual property interests or may be found infringing on the intellectual property interests of others.
●	A delay or failure to identify and devise, invest in and implement certain important technology, business, and other initiatives could have a material impact on the Company’s business, financial condition and results of operations.
●	The Company is dependent on its information systems which may be vulnerable to cyber-attacks or other events.
●	Because the Company’s software could be used to collect and store personal information, privacy concerns in the territories in which the Company operates could result in additional costs and liabilities to the Company or inhibit sales of its software.
●	The Company may not have enough funds to sustain the business until it becomes profitable and may not be able to obtain additional capital when desired, on favorable terms or at all.
●	Jet.AI is subject to risks related to taxation in the United States.
●	Jet.AI’s sole material asset is its direct and indirect interests in its subsidiaries and, accordingly, Jet.AI is dependent upon distributions from its subsidiaries to pay taxes and cover its corporate and other overhead expenses and pay dividends, if any, on the Jet.AI common stock.
●	Demand for the Company’s services may decline due to factors beyond its control.
●	The Company faces a high level of competition with numerous market participants with greater financial resources and operating experience.
●	Aviation businesses are often affected by factors beyond their control including: air traffic congestion at airports; airport slot restrictions; air traffic control inefficiencies; natural disasters; adverse weather conditions, such as hurricanes or blizzards; increased and changing security measures; changing regulatory and governmental requirements; new or changing travel-related taxes; or the outbreak of disease; any of which could have a material adverse effect on the Company’s business, results of operations and financial condition.
●	The operation of aircraft is subject to various risks, and failure to maintain an acceptable safety record may have an adverse impact on our ability to obtain and retain customers.
●	The supply of pilots to the airline industry is limited and may negatively affect the Company’s operations and financial condition. Increases in labor costs may adversely affect the Company’s business, results of operations and financial condition.
●	The Company is exposed to operational disruptions due to maintenance.
●	Significant increases in fuel costs could have a material adverse effect on the Company’s business, financial condition and results of operations.
●	If efforts to continue to build a strong brand identity and improve member satisfaction and loyalty are not successful, the Company may not be able to attract or retain members, and its operating results may be adversely affected.
●	Any failure to offer high-quality customer support may harm the Company’s relationships with its customers and could adversely affect the Company’s reputation, brand, business, financial condition and results of operations.
●	Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.
●	The Company’s failure to attract and retain highly qualified personnel in the future could harm its business.
●	The proposed Transactions with flyExclusive may not be completed on the terms or timeline currently contemplated, or at all.
●	In the proposed Transactions with flyExclusive Jet.AI will divest substantially all of its fractional and jet card business and related assets, together with associated working capital and thereafter adopt a business strategy that focuses on expanding its AI operations. Any or all of these decisions if incorrect may have a material adverse effect on the results of Jet.AI’s operations, financial position and cash flows, and pose further risks to the successful operation of Jet.AI’s business over the short and long-term.
●	The AI sector in which Jet.AI expects to primarily focus after the Transactions is subject to significant risks, including rapid growth and volatility, capital requirements, dependence on rapidly changing underling technologies, market and political risks and uncertainties and extreme competition. Jet.AI cannot guarantee that it will be able to anticipate or overcome any or all of these risks and uncertainties, especially as a small company operating in an environment that includes many large, well-capitalized competitors with substantially more resources.
●	Particularly after the Transactions Jet.AI’s success will be dependent on its ability to successfully develop new services, platforms and solutions that utilize AI and enhance or compliment its existing services, platforms and solutions, and market acceptance of these offerings.
●	The Company’s stock price may be volatile, and you may not be able to sell shares at or above the price at which you purchase shares.
●	If we fail to comply with the continued listing requirements of Nasdaq, we would face possible delisting, which would result in a limited public market for our shares, limit our ability to access existing liquidity facilities and make obtaining future financing more difficult for us.
●	Stockholders may experience dilution of their ownership interest due to the issuance of additional shares of common stock upon the conversion of the Series B Preferred Stock, especially since the Series B Preferred Stock has fluctuating conversion rates that are set at a discount to market prices of our shares of common stock during the period immediately following conversion.
●	The issuances of additional shares of Jet.AI common stock under the Share Purchase Agreement and the GEM Warrant may result in dilution of future Jet.AI stockholders and have a negative impact on the market price of Jet.AI common stock.
●	Certain existing stockholders purchased our securities at a price below the current trading price of such securities, and may experience a positive rate of return based on the current trading price.
●	Sales of Jet.AI common stock, or the perception of such sales, by us or our significant stockholders in the public market or otherwise could cause the market price for Jet.AI common stock to decline.
●	The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

iii

PART I

Item 1 Business

Explanatory Note

On August 10, 2023, we consummated a “Business Combination” pursuant to the Business Combination Agreement and Plan of Reorganization, dated February 24, 2023, as amended by Amendment No. 1 to the Business Combination Agreement, dated as of May 11, 2023. In connection with the Business Combination, we changed our name from “Oxbridge Acquisition Corp.” to “Jet.AI Inc.”

Unless otherwise noted in this Report, “Jet.AI,” “the Company,” “we,” “us,” “our” and similar terms refer to (a) Oxbridge Acquisition Corp. prior to the closing of the Business Combination and (b) Jet.AI Inc. after giving effect to the closing of the Business Combination. See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Combination.”

Overview

Our business strategy combines concepts from fractional jet and charter jet programs with innovations in artificial intelligence, also referred to herein as “AI.”

We formed our company on June 4, 2018. We developed and, in September 2019, launched our booking platform represented by our iOS app JetToken (the “App”), which originally functioned as a prospecting and quoting platform to arrange private jet travel with third party carriers. Following our acquisition of HondaJet HA-420 aircraft (the “HondaJet Elites”), we began selling jet cards and fractional ownership interests in our aircraft. In 2023 and 2024, we launched two AI-enhanced booking apps called CharterGPT and Ava, respectively, as more fully discussed under “Our Software Platforms” and “Strategy – Artificial Intelligence” below.

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

We have also established a specific version of a private jet by-the-seat booking tool for the Las Vegas Golden Knights and Great Western Air, LLC (DBA Cirrus Aviation Services, LLC) (“Cirrus”) via 380 Software LLC. 380 Software LLC is a by-the-seat charter joint venture between us and Cirrus.

Our strategy historically has involved expanding our fleet of aircraft with larger aircraft capable of traveling longer distances, developing a national jet card program based on third party aircraft, further enhancing the AI functionality of CharterGPT, and expanding upon our B2B software offerings. Our strategy currently involves further enhancing the AI functionality of Ava and CharterGPT, and expanding upon Reroute AI and DynoFlight.

Recent Events

Nasdaq Compliance

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “JTAI”. On December 1, 2023, the Company received a notification letter (the “Initial Notice Letter”) from the Listing Qualifications Staff of Nasdaq notifying the Company that its amount of stockholders’ equity had fallen below the $10 million required minimum for continued listing on The Nasdaq Global Market set forth in Nasdaq Listing Rule 5450(b)(1)(A) (the “Minimum Stockholders’ Equity Requirement”). The Company’s stockholders’ deficit as of December 31, 2023 was $(3,963,039). The Initial Notice Letter also noted that as of September 30, 2023, the Company did not meet The Nasdaq Global Market alternative listing criteria for the “Market Value” standard or the “Total Assets / Total Revenues” standard.

On April 14, 2024, the Company received an additional notification letter from Nasdaq (the “Second Notice Letter”) stating that the Company was not in compliance with Nasdaq Listing Rule 5450(a)(1), as the minimum bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days (the “Minimum Bid Price Requirement”). The Company had 180 calendar days, or until October 14, 2024, to regain compliance with the Minimum Bid Price Requirement. Although the Company did not regain compliance with the Minimum Bid Price Requirement by October 14, 2024, it was eligible for an additional 180-calendar day compliance period because it elected to transfer to The Nasdaq Capital Market.

On May 30, 2024, the Company received an additional notification letter from Nasdaq (the “Third Notice Letter”) stating that the Company had not regained compliance with the Minimum Stockholders’ Equity Requirement for continued listing discussed in the Initial Notice Letter, which it was required to meet by May 29, 2024 pursuant to its compliance plan. As directed in the Third Notice Letter, the Company timely requested a hearing before the Nasdaq Hearings Panel to appeal the delisting notice. The Company’s hearing request stayed the suspension of trading on the Company’s securities, and the Company’s securities continued to trade on Nasdaq. On August 14, 2024, in connection with the implementation of the Company’s compliance plan, the Nasdaq Hearings Panel granted the Company’s request to transfer the Company’s securities from The Nasdaq Global Market to The Nasdaq Capital Market effective as of August 16, 2024. Further the Nasdaq Hearings Panel granted the Company’s request to have until November 26, 2024 to demonstrate compliance with its previously submitted plan.

The Company effected a reverse stock split of its issued and outstanding shares of common stock at a ratio of 225-for-1 on November 12, 2024 to, in part, cause the Company to regain compliance with the Minimum Bid Price Requirement. As a result of that reverse stock split and other transactions that occurred during 2024, on November 26, 2024, the Company received a letter from Nasdaq stating that the Company regained compliance with both the Minimum Stockholders’ Equity Requirement and the Minimum Bid Price Requirement. However, pursuant to Nasdaq Listing Rule 5815(d)(4)(B), the Company is subject to a Mandatory Panel Monitor for a period of one year from November 26, 2024. If, within that one-year monitoring period, Nasdaq finds the Company again out of compliance with the Minimum Stockholders’ Equity Requirement, which was the subject of the exception, notwithstanding Nasdaq Listing Rule 5810(c)(2), the Company would not be permitted to provide Nasdaq with a plan of compliance with respect to that deficiency and Nasdaq would not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor would the Company be afforded an applicable cure or compliance period pursuant to Nasdaq Listing Rule 5810(c)(3). Instead, Nasdaq would issue a Delist Determination Letter and the Company would have an opportunity to request a new hearing with the initial Nasdaq Hearings Panel or a newly convened panel if the initial panel were unavailable. The Company would have the opportunity to respond/present to the Nasdaq Hearings Panel as provided by Nasdaq Listing Rule 5815(d)(4)(C). The Company’s securities could at that time be delisted from Nasdaq.

Although the Company believes it will be able to maintain compliance with Nasdaq’s continued listing requirements, there can be no assurance that the Company will be able to maintain compliance with all such requirements.

Reverse Stock Split

On November 12, 2024, the Company effected a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 225-for-1. On the effective date, every 225 shares of common stock issued and outstanding were combined into one issued share of common stock. In addition, the aggregate number of equity-based awards that remain available to be granted under the Company’s equity compensation plans was decreased proportionately and proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of outstanding stock options, as applicable, as well as to the number of shares that would be owned upon vesting and settlement of restricted stock units and other equity-based awards, as applicable. Similar proportionate adjustments were also made to the outstanding GEM Warrant. No fractional shares were issued as a result of the reverse stock split and any fractional shares resulting from the reverse stock split were rounded down to the nearest number of whole shares so that we issued cash in lieu of any fractional shares that such stockholder would have received as a result of the reverse stock split. In accordance with ASC 260-10-55-12, the Company has adjusted the number of shares, per-share computations and the computations of basic and diluted EPS retroactively for all periods presented in the consolidated financial statements and related notes.

Potential Sale of Aviation Business Assets

On February 13, 2025, the Company, entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with flyExclusive, Inc. (“flyExclusive”), FlyX Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of flyExclusive (“Merger Sub”), and Jet.AI SpinCo, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“SpinCo”). Pursuant to the Merger Agreement, (i) as a condition to closing on the Merger Agreement, the Company will distribute all of the shares of SpinCo, on a pro rata basis, to the Company’s stockholders (the “Distribution”), (ii) Merger Sub will merge with and into SpinCo (the “Merger” and, together with the Distribution and all other transactions contemplated under the Merger Agreement, the “Transactions”) with SpinCo surviving the Merger as a wholly owned subsidiary of flyExclusive and (iii) as consideration for the Merger, the Company’s existing stockholders will have the right to receive shares of Class A common stock of flyExclusive. Additionally, the Company’s stockholders will continue to own and hold their existing shares of the Company’s common stock as of closing of the Merger.

In connection with executing the Merger Agreement, the Company, SpinCo, and flyExclusive entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) pursuant to which the Company will transfer the business, operations, services and activities of the Company’s fractional and jet card business to SpinCo and will no longer operate a fractional and jet card business (the “Separation”). Upon the terms and subject to the conditions set forth in the Separation and Distribution Agreement, the Company will consummate the Distribution. As such, the Company will no longer operate a fractional or jet card business as of consummation of the Distribution. There will be no change expected to the Company’s board of directors or executive officers as a result of the Merger, Separation, Distribution, or other Transactions.

After the Transactions Jet.AI will continue to operate and retain its software and intellectual property assets, but will cease to hold its aircraft fractional, jet card and management assets and expects to pursue additional business opportunities in the artificial intelligence (AI) sector utilizing its remaining assets to enhance those business operations and model. The Transactions are subject to shareholder approval and are expected to close during the second quarter of 2025.

Our Aircraft Operations

In July 2021, we leased a HondaJet aircraft under a short-term lease arrangement, which terminated in February 2022, to accelerate our aircraft operations and sales of jet card memberships. We previously acquired four HondaJet Elite aircraft under our 2020 purchase agreement with Honda Aircraft Company, LLC (“Honda Aircraft Company”), discussed under “Our Aircraft” below, all four of which have been sold, but three of which remain part of our fleet, as discussed below, with three of the four aircraft having been delivered in 2022. Cirrus is managing, operating, and maintaining our aircraft and has a growing team of pilots that have been specially trained on the HondaJet at the Flight Safety facility on the Honda Aircraft Company campus in Greensboro, NC. Cirrus has additionally developed a safety co-pilot training program in coordination with the FAA and a local flight training academy for licensed pilots already skilled with the Garmin 1000 avionics suite.

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

In addition to servicing members, fractional owners and third-party charter clients, our HondaJet Elites are available to address unexpected cancellations or delays on brokered charters. Unlike most of our brokerage competitors, as well as many business jet management companies which require owner approval before their aircraft can be used for third party charter, we believe maintaining a fleet of readily available aircraft to back fill third party charter services provides more reliability and is an attractive selling point for potential clients.

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

In the fourth quarter of 2022, we launched the Onboard Program to allow aircraft owners to contribute their aircraft to the Company’s charter and jet card inventory. The Onboard Program requires one month FAA conformity of aircraft onto the Cirrus Part 135 certificate, a one-week pilot recertification course for charter operation and execution of a limited management agreement. We currently have one Cessna Citation Jet CJ4 aircraft (“Citation CJ4 Gen 2”) and one Beechcraft Super King Air B300 (350I) aircraft (“King Air 350i”) managed pursuant to our OnBoard Program.

The above description of our aircraft operations assumes that the Company’s current operations will remain the same. However, if the Company consummates the proposed Transactions pursuant to the Merger Agreement with flyExclusive, the Company will transfer the business, operations, services and activities of the Company’s fractional and jet card business to SpinCo and will no longer operate a fractional and jet card business.

Our Software Platforms

Our Booking Platform – CharterGPT

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

Our Booking Platform –Ava

In late 2024 we announced the launch of our cutting-edge agentic AI model, “Ava,” that books private jets. Through Ava, customers can now conveniently book private jets by calling or texting a toll-free number where the AI provides real-time aircraft availability, transparent pricing, and expert guidance to help users select the perfect jet for their intended journey. For those who prefer texting, Ava enables full conversational experience via SMS, responding to inquiries, sharing details, and providing a direct link to the CharterGPT app for seamless trip management. The AI is intended to ensure every customer receives a personalized and efficient experience, whether they’re seasoned flyers or first-time travelers.

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

FlightClub – Cirrus Specific

The Flight Club API is designed to enable FAA Part 135 operators to function simultaneously under FAA Part 380 which permits sale of private jet service by the seat instead of by whole aircraft. The Flight Club software integrates front end ticketing and payment collection with the flight management systems of an FAA Part 135 operator. It automates the process of filing forms for each flight with DOT and conforms with DOT escrow requirements around ticketing and movement of customer funds. Our initial use case of the Flight Club is through 380 Software LLC, a 50% owned subsidiary founded in co-operation with our operating partner and 50% owner of 380 Software LLC, Cirrus. The Company retains all rights to the technology powering 380 Software LLC and has granted 380 Software LLC a perpetual non-transferrable license. This initial implementation of the Flight Club permits the owners of Cirrus-managed aircraft to fly on one another’s planes at a significantly reduced cost when those planes are otherwise flying empty. The operating costs of these flights are typically borne by the previous charter customer who is typically obliged to pay not only the cost of an outbound leg but also the cost of the return leg. The charter customer is typically obliged to pay the cost of the return because the sale of the empty return is an inherently low probability event based on historical industry experience.

We are currently focused on our partnership with the Las Vegas Golden Knights and on integrating with their systems to generate seat sales. Once we learn more from the Cirrus and Las Vegas Golden Knight partnerships we will decide whether to expand the availability of Flight Club.

AI Data Centers

With our announcement of the potential sale of aviation business assets, we also announced our entry into the AI infrastructure space and have signed a letter of intent for our first 50-megawatt project as part of a new one-hundred-and-twenty-acre campus that will allow room for the phased construction of a full gigawatt of capacity in the years ahead. In addition, for the first project we’ve retained a dynamic company founded by professional data center builders, with experience in our market, to assist with planning and execution while we deepen our own internal capabilities.

Strategy

Aircraft Operations

Having successfully executed the HondaJet Elite four aircraft fleet deal and further having sold through all four aircraft, three of which remain part of our fleet, as discussed below, we plan to gradually expand our fleet with larger light jet and super-mid-size aircraft and the help of our operating partner, Cirrus. Cirrus manages a fleet of 30 jets in Las Vegas, where we are headquartered. In October 2024, the Company entered into an aircraft purchase agreement with Textron Aviation Inc. (“Textron”), for the purchase of three Citation CJ4 Gen 2 aircraft. The aircraft are expected to be delivered in the second, third and fourth quarters of 2026, respectively. Upon delivery, the jets would, in turn, be managed by Cirrus and listed on their Part 135 certificate. Customers would be expected to make a down payment and progress payments, consistent with fractional industry norms.

Given the timeframe prior to delivery the company may consider independent development of Part 135 operations, subject to management’s internal return on capital targets and, depending on the level of scale, the prospective benefits of enhanced operational control on customer service.

Because all major manufacturers of larger cabin aircraft such as Gulfstream, Falcon, Bombardier, Embraer, and Textron each have one to three year waiting lists, many of our fractional competitors can only pre-sell, and remain otherwise unable to offer the related service. Our strategy is to allow customers, in advance of delivery, to fly on Cirrus’s managed aircraft. In return the customer would pay a monthly management fee (MMF) and an occupied hourly fee (OHF) at rates substantially similar to those for their Citation CJ4 Gen 2. We believe this “buy and fly” approach may resonate with market participants who may appreciate the convenience of a fractional program without the extraordinarily long wait.

Conventional wisdom in private aviation has been that a very light jet FAA Part 135 operation presents financial challenges because the lower hourly rate of a very light jet leaves little margin to pay a second pilot and remain profitable. Thanks to our partnership with Cirrus, we have sought to address this concern by having a type rated pilot in command with at least 1,500 hours in jets, 1,000 of which must have been in the HondaJet specifically, fly alongside a co-pilot who has been through an FAA approved ground school developed by Cirrus and Chennault Flying Service. This “safety co-pilot” is permitted to operate the aircraft in the unlikely event the pilot in command is incapacitated or otherwise unable to act. The HondaJet, which has been designated by the FAA for single pilot operation, integrates the Garmin 3000 flight system and by law does not require a second pilot to fly. This safety co-pilot program brings trained pilots who are already schooled in either the Garmin 1000 or Garmin 3000 flight system, gives them additional training on the HondaJet and Garmin 300 system, and then allows them to develop their skills alongside a mentor. Importantly, the presence of this safety co-pilot is regarded by our insurer as sufficient to maintain our present level of premium. The safety pilot does not require a full wage because of their status as a trainee and the professional value they gain from accruing jet flight hours. This lower cost of labor helps the company overcome the traditional costs of paying a second pilot and helps bring a stream of prospective pilot in command candidates. Some safety pilots are newer to aviation while others have had many years of flight training and thousands of hours of flight time on civilian (or military) jet or turboprop aircraft. We believe that the comparatively low cost of entry of the HondaJet and the proven capabilities of the Challenger 3500 are attractive to new and seasoned traveler alike, particularly given our ability to offer interchange between the two aircraft and onto any one of twenty of the thirty aircraft managed by Cirrus. In addition, while some customers have shorter mission profiles and lower passenger loads better suited to the HondaJet others have longer mission profiles with higher passenger loads – and so the HondaJet and the Citation CJ4 Gen 2 (plus Cirrus’s fleet) again make an excellent combination in our view. We have taken a gradual approach to fleet expansion given the capital-intensive nature of aviation and our view that customers should bear the risk (and related tax reward) of owning and maintaining airplanes.

The above description of our aircraft operations strategy assumes that the Company’s current operations will remain the same. However, if the Company consummates the proposed Transactions pursuant to the Merger Agreement with flyExclusive, the Company will transfer the business, operations, services and activities of the Company’s fractional and jet card business to SpinCo and will no longer operate a fractional and jet card business.

Artificial Intelligence

We operate an app in the iOS and Android stores. The app functions as a prospecting and quoting tool for those interested in chartering a private jet. In 2023, we released an enhanced booking app called CharterGPT to automate much of the manual labor in charter bookings for all of the steps between a customer’s firm indication of interest and their arrival at ultimate destination. In late 2024 we followed up with our agentic AI model, Ava. We believe this automation will enable us to scale charter activity with fewer persons than would be normally required. In particular, CharterGPT is designed to do the following: (1) intake travel requirements in natural language and then interact with customers to provide substantive replies and actionable suggestions with quality indistinguishable from an experienced charter professional; (2) power the content behind outbound calls to smaller charter operators to confirm electronic indications of interest communicated via the Avinode centralized booking database of private aircraft; (3) reconcile the natural language terms in a third party jet operator contract with the terms and conditions in the contract the customer signs with us; and (4) verify that payment for the charter has cleared.

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

Charter brokerage is labor intensive, and most customers are highly price sensitive. We believe these two factors explain why no charter broker has acquired more than 3-5% of the 500,000 brokered flights that land each year in North America. The back end of the App is expected to provide three features that may address the labor intensity (and hence scalability) of our charter brokerage business. First, each charter operator has its own form of legal contract for carriage and that contract must be reconciled with the terms found in the charter brokers’ agreement with the passenger. Our AI is expected to perform this reconciliation automatically, improving the speed to close with the client and reducing labor costs. Second, many charter operators do not initially respond to electronic requests delivered through the Avinode charter database that powers our app. Our generative chat AI is expected to perform outbound voice calls to prompt aircraft operators to respond to quotes we have requested via the web interface to their Avinode account. Third, we expect to develop our AI to integrate with Schedero (an Avinode based scheduling application) to generate a trip sheet for a given charter and then to further integrate with Stripe to invoice and confirm payment via credit card, wire, or ACH.

In addition, we are developing the following AI-powered features to incorporate into the AI functionality of CharterGPT:

Predictive Destination Optimization: CharterGPT uses historical traffic patterns and traveler preferences, and is expected to make use of information such as airport closures, fuel prices, and landing fees to then recommend which private airport to select when a traveler’s destination address is serviced by multiple airstrips. For example, Los Angeles is serviced by Los Angeles International Airport (LAX), Van Nuys Airport (KVNY), Burbank Bob Hope Airport (KBUR), and John Wayne Airport (KSNA). Landing at an airport farther from one’s ultimate destination may save time if doing so enables faster ground transportation.

Predictive Departure Date: CharterGPT analyzes historical pricing data and forward-looking event data related to a given itinerary to predict the best date to book a flight to obtain the lowest price for their desired charter itinerary. Although approximately thirty-five blackout days a year are widely understood to absorb most domestic private aviation capacity, a variety of lesser appreciated grey-out days centered around key sporting events or entirely new happenings can affect both regional and national pricing.

Predictive Departure Time: CharterGPT recommends optimal departure times based on both historical and live weather conditions, air traffic, and other factors, to help customers more reliably arrive at their destination on time.

Predictive Ground Transportation: CharterGPT recommends ground transportation. For example, some airports run out of rental cars at certain times each year because of an annual conference or other recurring special event. Some of our competitors have taken steps to remedy the shortage at some airports by positioning in their own vehicles for customer use.

Sales and Marketing

Our marketing and advertising efforts are focused on high-net-worth individuals. We have observed that many first-time private flyers came to market beginning in 2020 in an effort to avoid commercial travel and thereby curtail their prospective exposure to COVID-19. We intend to continue to expand our marketing and advertising through the following channels: online marketing, television advertising and event marketing. Paid social media and search engine advertising drive our online marketing. In the past we have launched 15 and 30 second advertising spots that are targeted at high-net-worth individuals and corporate executives through several channels, including CNBC, Fox Business, and The Golf Channel, as well as online through Facebook and Linked-In. We intend to expand social media and event marketing in particular, provided those meet our internal return targets. With respect to event marketing, we intend to have a presence at sporting events, business jet industry gatherings and company hosted aircraft static displays.

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

Our Aircraft

The Company’s aircraft fleet consists of five aircraft – three HondaJet Elites, one Citation CJ4 Gen 2 aircraft and one King Air 350i aircraft. The Company acquired the three HondaJet Elites pursuant to a purchase agreement with Honda Aircraft Company for a multi-aircraft deal for four HondaJet Elites. One of the HondaJet Elites in our current fleet was sold and is now leased by the Company from Western Finance Company. The other two HondaJet Elites in our current fleet were purchased and subsequently financed through the sale of all fractional interests in each of these aircraft. Both of those HondaJet Elites are now operated by the Company. We also acquired a fourth HondaJet Elite pursuant to the purchase agreement with Honda Aircraft Company, but we sold this aircraft in June 2022, after we determined, based on our internal financial and legal review, that the sale of the aircraft would offer a net benefit to our stakeholders. That fourth HondaJet Elite is not operated by the Company. The fourth and fifth aircraft in our current fleet - the Citation CJ4 Gen 2 aircraft and King Air 350i aircraft - are wholly owned by one of our customers who committed his aircraft to us via our Onboard Program for management and charter pursuant to our limited management agreement. Under the terms of our management agreement, which has a term of one year that automatically renews unless otherwise terminated by either party upon 30 days prior notice, the customer pays us a monthly management fee for services, including aircraft management services, flight crew services, such as pilot hiring, flight operations services, aircraft maintenance management and other administrative services.

Many believe that the HondaJet Elite aircraft are ideally suited for trips under 3 hours carrying 2-4 passengers plus two pilots. We believe the HondaJet Elite aircraft is one of the most spacious and cost-efficient light jets on the market with ample baggage and interior room (including an enclosed lavatory). The wing mounted engines allow for a tranquil, spacious interior. Engines on the wings mean less weight on the tail and more room in the cabin.

As discussed in “Business – Strategy – Aircraft Operations” above we have executed a fleet purchase agreement to acquire three Citation CJ4 Gen 2 aircraft from Textron Aviation, consisting of three firm orders. We are now actively pre-selling fractional interests in these aircraft. Upon delivery, the jets would in turn be managed by Cirrus and listed on their Part 135 certificate. Customers would be expected to make a down payment and progress payments, consistent with fractional industry norms.

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

We have entered into several Executive Aircraft Management and Charter Services Agreements with Cirrus. Under these agreements, Cirrus provides management services to us with respect to the marketing, operation, maintenance and administration of our aircraft. Specifically, following the initial set-up services, Cirrus provides Flight Crew Services, including selection, training, employment and management of the pilots necessary for operating the Company’s Aircraft; Flight Operation Services, including flight scheduling, following and support services; Aircraft Maintenance Services, including maintenance of the Aircraft and/or management of maintenance of the Aircraft performed by third parties, related maintenance support functions and the administration of the Aircraft’s log books, manuals, data, records, reports and subscriptions; Administrative Services, including budgeting, accounting and reporting services; Facility Services, including providing and/or arranging for aircraft hangar and support facilities at the Aircraft’s Operating Base and other locations at which the Aircraft may be situated from time to time; and Insurance Services, including providing insurance policies for the Aircraft.

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

The above description of our aircraft assumes that the Company’s current operations will remain the same. However, if the Company consummates the proposed Transactions pursuant to the Merger Agreement with flyExclusive, the Company will transfer the business, operations, services and activities of the Company’s fractional and jet card business to SpinCo and will no longer operate a fractional and jet card business.

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

The above description of our competition assumes that the Company’s current operations will remain the same. However, if the Company consummates the proposed Transactions pursuant to the Merger Agreement with flyExclusive, the Company will transfer the business, operations, services and activities of the Company’s fractional and jet card business to SpinCo and will no longer operate a fractional and jet card business.

Intellectual Property

We registered a trademark on our brand name, Jet Token, and our logo, with the United States Patent and Trademark Office. We have also purchased the domain names, jettoken.com and jet.ai, operating our website under those domains. We have an application pending with the United States Patent and Trademark Office for Jet.AI. We are the sole owner of the intellectual property rights in and to the software code underlying our App, CharterGPT and the software code underlying our Jet.AI Operator Platform offerings.

Employees

As of March 15, 2025 we have 8 full-time employees, including our Executive Chairman and Interim Chief Executive Officer, our Interim Chief Financial Officer, our Chief Operating Officer, our Chief Technology Officer and our Chief Marketing Officer.

Regulation

Regulations Applicable to the Ownership and Operation of Our Aircraft

Once we have leased our aircraft, Cirrus, which maintains and manages our aircraft, is subject to a high degree of regulation that affects our business, including regulations governing aviation activity, safety standards and environmental standards.

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

Federal Aviation Administration (“FAA”)

The FAA primarily regulates flight operations, in particular matters affecting air safety, such as airworthiness requirements for aircraft and pilot, mechanic, dispatcher and flight attendant certification. The FAA regulates:

●	aircraft and associated equipment (and all aircraft are subject to ongoing airworthiness standards),
●	maintenance and repair facility certification,
●	certification and regulation of pilots and cabin crew, and
●	management of airspace.

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

Available Information

We file annual reports, quarterly reports, current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public through the “Investor Relations” portion of our website as soon as practicable after we have electronically filed such material with, or furnished it to, the SEC. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Our internet address is www.jet.ai. The information on our website is not, and shall not be deemed to be, part of this Report or incorporated into any other filings we make with the SEC, except as shall be expressly set forth by specific reference in any such filings. All website addresses in this report are intended to be inactive textual references only.

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

Risks Related to the Company’s Business

The Company is an early-stage company with a limited operating history.

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

The Company’s growth strategies include, among other things, expanding its addressable market by opening up private aviation to non-members through our marketplace, expanding into new domestic markets, pursuing new opportunities in the AI sector, and developing adjacent (or complimentary) businesses. The Company faces numerous challenges in implementing its growth strategies, including its ability to execute on market, business, product/service and geographic expansions. The Company’s strategies for growth are dependent on, among other things, its ability to expand existing products and service offerings and launch new products and service offerings. Although the Company devotes significant financial and other resources to the expansion of its products and service offerings, its efforts may not be commercially successful or achieve the desired results. The Company’s financial results and its ability to maintain or improve its competitive position will depend on its ability to effectively gauge the direction of its key marketplaces and successfully identify, develop, market and sell new or improved products and services in these changing marketplaces. The Company’s inability to successfully implement its growth strategies could have a material adverse effect on its business, financial condition and results of operations and any assumptions underlying estimates of expected cost savings or expected revenues may be inaccurate.

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

The Company expects its operating results to fluctuate significantly in the future based on a variety of factors, many of which are outside its control and difficult to predict. As a result, period-to-period comparisons of the Company’s operating results may not be a good indicator of its future or long-term performance. The following factors may affect the Company from period-to-period and may affect its long-term performance:

●	the Company may fail to successfully execute its business, marketing and other strategies;

●	the Company’s ability to grow complementary products and service offerings may be limited, which could negatively impact its growth rate and financial performance;

●	the Company may be unable to attract new customers and/or retain existing customers;

●	the Company will require additional capital to finance strategic investments and operations, pursue business objectives and respond to business opportunities, challenges or unforeseen circumstances, and the Company cannot be sure that additional financing will be available;

●	the Company’s historical growth rates may not be reflective of its future growth;

●	the Company’s business and operating results may be significantly impacted by general economic conditions, the health of the U.S. aviation industry and risks associated with its aviation assets;

●	litigation or investigations involving the Company could result in material settlements, fines or penalties and may adversely affect the Company’s business, financial condition and results of operations;

●	existing or new adverse regulations or interpretations thereof applicable to the Company’s industry may restrict its ability to expand or to operate its business as intended and may expose the Company to fines and other penalties;

●	the occurrence of geopolitical events such as war, terrorism, civil unrest, political instability, environmental or climatic factors, natural disaster, pandemic or epidemic outbreak, public health crisis and general economic conditions may have an adverse effect on the Company’s business;

●	some of the Company’s potential losses may not be covered by insurance, and the Company may be unable to obtain or maintain adequate insurance coverage; and

●	the Company is potentially subject to taxation-related risks in multiple jurisdictions, and changes in tax laws could have a material adverse effect on its business, cash flow, results of operations or financial condition.

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

The Company has relied on a third-party app developer to develop the initial versions of its App and the Company may continue to rely on third parties for future development of portions of any new or revised App. In place of a third-party app developer, the Company relies both on internal development and freelance contractors supervised by the Company’s Chief Technology Officer. The Company intends to continue to build its internal development team and to gradually decrease its reliance on external contractors for app development. If there were delays or complications in the further development of the App, this might result in difficulties that include but are not limited to the following:

●	Increased Development Costs: Extended development timelines can result in higher costs associated with personnel, software licenses, hardware, and other development resources. Delays may require additional investments to address technical issues, hire more personnel, or acquire additional technology or expertise to expedite the development process. These increased costs may negatively impact our financial performance and profitability.

●	Missed Time-to-Market Opportunities: Delays in app development may cause us to miss strategic market windows, limiting our ability to capture early adopters and gain a competitive advantage. Competitors may seize the opportunity to launch similar apps, potentially eroding our market share and diminishing our growth prospects. Our ability to generate revenue and establish a strong market presence may be compromised as a result.

●	Customer Dissatisfaction and Loss of Trust: If delays or complications prolong the release of new versions of our App, it may lead to customer frustration and disappointment. Use of the App may diminish, and users may turn to alternative solutions or competitors. Customer dissatisfaction can harm our reputation and brand image, resulting in a loss of trust and reducing customer loyalty and engagement with our products and services.

●	Negative Impact on Revenue and Financial Performance: A delay in launching revisions of our App or other software products may impact our revenue projections, financial forecasts, and investment plans. The inability to generate expected revenue streams can adversely affect our cash flow, profitability, and ability to meet financial obligations or raise additional capital. Our valuation and attractiveness to investors may also be negatively impacted.

●	Opportunity Costs and Competitive Disadvantage: Time spent on addressing delays and complications diverts management’s attention and resources away from other strategic initiatives or product developments. We may miss out on potential partnership opportunities, market expansions, or product enhancements, resulting in missed revenue and growth opportunities. Competitors may gain a competitive advantage over us.

●	Loss of Investor Confidence: Extended delays or ongoing complications may erode investor confidence in our ability to execute our business plan successfully. Investors may question our management’s capability, resulting in reduced investor interest, difficulty in raising funds, and a potential decline in our stock price. The loss of investor confidence can have broader implications for our overall financial stability and long-term viability.

The Company also relies heavily on its existing operating partner, Cirrus, to maintain and operate the Company’s leased aircraft for charter services and the Company will rely on third party operators when its clients book flights through its platform with those operators. Both the Company and Cirrus actively book charter onto the Company aircraft. Cirrus books charter via its 24-hour charter department and the Company books charter via its App. The failure of these third parties to perform these roles properly may result in damage to the Company’s reputation, loss of clients, potential litigation and other costs. The Company may also experience delays, defects, errors, or other problems with their work that could have an adverse effect on its results and its ability to achieve profitability.

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

The Company’s intellectual property may include trademarks, domain names, website, mobile and web applications, software (including our proprietary algorithms and data analytics engines), copyrights, trade secrets, and inventions (whether or not patentable). The Company believes that its intellectual property plays an important role in protecting its brand and the competitiveness of its business. If the Company does not adequately protect its intellectual property, its brand and reputation may be adversely affected and its ability to compete effectively may be impaired.

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

The Company may not have enough funds to sustain the business until it becomes profitable and may not be able to obtain additional capital when desired, on favorable terms or at all.

The Company may not accurately anticipate how quickly it may use its funds and whether these funds are sufficient to bring the business to profitability.

The industry, products and markets in which Jet.AI focuses are markets that make Jet.AI’s prospects difficult to evaluate and enter these industry sectors and thereafter remain competitive, Jet.AI expects to be required to make continued investments in equipment, facilities and technology. Jet.AI expects that substantial capital will be required to pursue certain business opportunities in sectors that are complimentary to AI focused business operations, and to also continue technology and product development, and to fund working capital for anticipated growth. If Jet.AI does not generate sufficient cash flow from operations or otherwise have the capital resources to meet its future capital needs, we may need additional financing to implement our business strategy.

Jet.AI expects that it will need to raise additional capital in the future to fund more rapid expansion, respond to competitive pressures, potentially acquire complementary assets, businesses or technologies or take advantage of unanticipated opportunities, and it may seek to do so through public or private financing, strategic relationships or other arrangements. The ability of Jet.AI to secure any required financing will depend in part upon prevailing capital market conditions and business success. There can be no assurance that Jet.AI will be successful in its efforts to secure any additional financing on terms satisfactory to management or at all. Even if such funding is available, Jet.AI cannot predict the size of future issues of common shares or securities convertible into common shares or the effect, if any, that future issues and sales of common shares will have on the price of Jet.AI’s common shares.

If Jet.AI raises additional capital through the issuance of equity securities, the percentage ownership of Jet.AI’s existing shareholders may be reduced, and such existing shareholders may experience additional dilution in net book value per share. Any such newly-issued equity securities may also have rights, preferences or privileges senior to those of the holders of the common shares. If additional funds are raised through the incurrence of indebtedness, such indebtedness may involve restrictive covenants that impair the ability of Jet.AI to pursue its growth strategy and other aspects of its business plan, expose Jet.AI to greater interest rate risk and volatility, require Jet.AI to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital and capital expenditures, increase Jet.AI’s vulnerability to general adverse economic and industry conditions, place Jet.AI at a competitive disadvantage compared to its competitors that have less debt, and limit Jet.AI’s ability to borrow additional funds. In connection with any such future capital raising transactions, whether involving the issuance of equity securities or the incurrence of indebtedness, Jet.AI may be required to accept terms that restrict its ability to raise additional capital for a period of time, which may limit or prevent Jet.AI from raising capital at times when it would otherwise be opportunistic to do so.

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

In the event that Jet.AI’s business expands domestically or internationally, including to jurisdictions in which tax laws may not be favorable, its obligations may change or fluctuate, become significantly more complex or become subject to greater risk of examination by taxing authorities, any of which could adversely affect Jet.AI’s after-tax profitability and financial results.

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

Jet.AI’s sole material asset is its direct and indirect interests in its subsidiaries and, accordingly, Jet.AI is dependent upon distributions from its subsidiaries to pay taxes and cover its corporate and other overhead expenses and pay dividends, if any, on the Jet.AI common stock.

Jet.AI is a holding company and it has no material assets other than its direct and indirect equity interests in its subsidiaries. Jet.AI has no independent means of generating revenue. To the extent Jet.AI’s subsidiaries have available cash, Jet.AI will cause its subsidiaries to make distributions of cash to pay taxes, cover Jet.AI’s corporate and other overhead expenses and pay dividends, if any, on the common stock. To the extent that Jet.AI needs funds and its subsidiaries fail to generate sufficient cash flow to distribute funds to Jet.AI or are restricted from making such distributions or payments under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, Jet.AI’s liquidity and financial condition could be materially adversely affected.

Risks Related to the Company’s Charter Business Operating Environment

Demand for the Company’s services may decline due to factors beyond its control.

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

The private air travel industry is extraordinarily competitive. Factors that affect competition in this industry include price, reliability, safety, regulations, professional reputation, aircraft availability, equipment and quality, consistency and ease of service, willingness and ability to serve specific airports or regions, and investment requirements. The Company competes against private jet charter and fractional jet companies as well as business jet charter companies. Both the private jet charter companies and the business jet charter companies have numerous competitive advantages that enable them to attract customers. Jet.AI’s access to a smaller aircraft fleet and regional focus puts it at a competitive disadvantage, particularly with respect to its appeal to business travelers who want to travel overseas.

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

The Company incurs considerable costs through the monthly management fee paid to Cirrus to maintain the quality of its (i) safety program, (ii) training programs and (iii) fleet of aircraft. The Company cannot guarantee that these costs will not increase. Likewise, the Company cannot guarantee that its efforts will provide an adequate level of safety or an acceptable safety record. If the Company is unable to maintain an acceptable safety record, the Company may not be able to retain existing customers or attract new customers, which could have a material adverse effect on its business, financial condition and results of operations.

The supply of pilots to the airline industry is limited and may negatively affect the Company’s operations and financial condition. Increases in labor costs may adversely affect the Company’s business, results of operations and financial condition.

The pilots that fly aircraft on behalf of the Company are subject to stringent pilot qualification and crew member flight training standards, which among other things require minimum flight time for pilots and mandate strict rules to minimize pilot fatigue. The existence of such requirements effectively limits the supply of qualified pilot candidates and increases pilot salaries and related labor costs. A shortage of pilots would require the Company to further increase its labor costs, which would result in a material reduction in its earnings. Such requirements also impact pilot scheduling, work hours and the number of pilots required for the Company’s operations.

In addition, the Company’s operations and financial condition may be negatively impacted if pilots are not able to be trained in a timely manner. Due to an industry-wide shortage of qualified pilots, driven by the flight hours requirements under the FAA qualification standards and attrition resulting from the hiring needs of other industry participants, pilot training timelines have significantly increased and stressed the availability of flight simulators, instructors and related training equipment. As a result, the training of pilots may not be accomplished in a cost-efficient manner or in a manner timely enough to support the Company’s operational needs.

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

The Company’s fleet requires regular maintenance work, which may cause operational disruption. The inability to perform timely maintenance and repairs can result in the Company’s aircraft being underutilized which could have an adverse impact on its business, financial condition and results of operations. On occasion, airframe manufacturers and/or regulatory authorities require mandatory or recommended modifications to be made across a particular fleet which may mean having to ground a particular type of aircraft. This may cause operational disruption to and impose significant costs on the Company. Moreover, as the Company’s aircraft base increases, maintenance costs could potentially increase.

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

We are subject to laws and regulations enacted by national, regional and local governments. The Company’s business is subject to significant regulation by the FAA, the TSA as well as “know your customer” obligations and other laws and regulations. The laws and regulations concerning the selling of the Company’s product or services may change and if they do then the selling of the Company’s product or service may no longer be possible or profitable. In addition, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and our results of operations.

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

Risks Relating to the flyExclusive Transactions and Jet.AI after the Closing of the Transactions

The proposed Transactions with flyExclusive may not be completed on the terms or timeline currently contemplated, or at all.

The consummation of the Transactions is subject to numerous conditions, including (1) the effectiveness of the registration statement on Form S-4 filed by flyExclusive with the SEC in connection with the Transactions, (2) the approval by Jet.AI’s stockholders of the Transactions, and (3) other customary closing conditions and there can be no assurance that the Transactions will be consummated. If the Transactions are not completed for any reason, the price of Jet.AI’s common stock may decline to the extent that the market price of Jet.AI’s common stock reflects or previously reflected positive market assumptions that the Transactions would be completed, and the related benefits would be realized. In addition, Jet.AI has expended and will continue to expend significant management time and resources and have incurred and will continue to incur significant expenses due to legal, advisory, printing and financial services fees related to the Transactions. These expenses must be paid regardless of whether the Transactions are consummated.

In the proposed Transactions with flyExclusive Jet.AI will divest substantially all of its fractional and jet card business and related assets, together with associated working capital and thereafter adopt a business strategy that focuses on expanding its AI operations. Any or all of these decisions if incorrect may have a material adverse effect on the results of Jet.AI’s operations, financial position and cash flows, and pose further risks to the successful operation of Jet.AI’s business over the short and long-term.

There are substantial risks associated with divesting a portion of our legacy assets and operations in the proposed Transactions with flyExclusive and thereafter focusing primarily upon on opportunities in the AI sector, including the loss of working capital and the loss of revenue associated with divesting our aviation centric assets. After the Transactions, Jet.AI management expects the company to focus on opportunities in the AI sector, or that are complimentary to that sector, and leverage Jet.AI’s remaining assets in that process. While Jet.AI management has experience in the software development and artificial intelligence sectors (including from its existing booking platform and iOS Apps (such as CharterGPT)) there is no guarantee that Jet.AI’s chosen strategy will be successful. Further, Jet.AI’s business operations after the Transactions will be significantly dependent on its ability to further penetrate the AI sector and identify and execute upon business opportunities that are complimentary to that sector, and the future market acceptance and sale of its existing or new AI focused applications, and implementing its business model, which, in some cases are neither fully developed nor in qualification stages. There can be no assurance that Jet.AI will be successful in addressing these or any other significant risks it may encounter after the divestment of certain assets to flyExclusive or the expansion of its AI focused strategy.

The AI sector in which Jet.AI expects to primarily focus after the Transactions is subject to significant risks, including rapid growth and volatility, capital requirements, dependence on rapidly changing underling technologies, market and political risks and uncertainties and extreme competition. Jet.AI cannot guarantee that it will be able to anticipate or overcome any or all of these risks and uncertainties, especially as a small company operating in an environment that includes many large, well-capitalized competitors with substantially more resources.

Developing and then commercializing AI focused technologies, services and products is subject to significant barriers to entry and operational fluctuations. In order to become and then remain competitive, Jet.AI will incur substantial costs associated with research and development, qualification, prototype production capacity and sales and marketing activities in connection with its products and services. Jet.AI may also need to acquire new assets, or enter new agreements, to facilitate its entry into certain opportunities in the greater AI sector. In addition, the rapidly changing industry, the length of time between developing and introducing a product to market, frequent changing customer (or market driven) specifications for apps and products, customer cancellations of products and general down cycles in the industry, among other things, make our future prospects difficult to evaluate. As a result of these factors, it is possible that we may not (i) generate sufficient positive cash flow from operations; (ii) raise funds through the issuance of equity, equity-linked or convertible debt securities; or (iii) otherwise have sufficient capital resources to meet our future capital or liquidity needs. There are no guarantees Jet.AI will be able to generate additional financial resources beyond its existing balances.

Jet.AI may not achieve some or all of the expected benefits of the Transactions, and the Transactions may adversely impact Jet.AI’s business.

Jet.AI may not realize the strategic, financial, operational or other benefits from the Transactions it hopes to achieve. Jet.AI is seeking to divest certain assets and operations that have historically operated at a net loss, and thereafter primarily focus on the AI sector while leveraging its remaining intellectual property and software assets and expertise. Jet.AI cannot predict with certainty if or when anticipated benefits from the Transactions will occur or the extent to which they will be achieved. Following the completion of the Transactions Jet.AI’s operational and financial profile will change, and it will face new risks. Following the completion of the Transactions, Jet.AI will initially be a smaller and less-diversified company compared to Jet.AI prior to the Transactions, and, may be more vulnerable to changing market conditions. The business opportunities that Jet.AI expects to pursue will likely require it to identify and execute on additional sources of liquidity and are in industries or business sectors where Jet.AI faces barriers to entry and competition. While Jet.AI believes that the Transactions will allow Jet.AI to focus on business opportunities that it can more readily scale and capitalize on, and, will help position Jet.AI to capitalize on its remaining assets and pursue other business opportunities in high growth industries, Jet.AI cannot assure you that following the Transactions it will be able to successfully identify any such opportunities or effect and capitalize on those business opportunities.

Particularly after the Transactions Jet.AI’s success will be dependent on its ability to successfully develop new services, platforms and solutions that utilize AI and enhance or compliment its existing services, platforms and solutions, and market acceptance of these offerings.

Although Jet.AI will retain various of its software and intellectual property assets after the Transactions and continue to offer its existing apps that utilize AI, the software and AI industries are characterized by rapid technological change, evolving industry standards, changing customer preferences, new product and service introductions and the emergence of new developers and vendors with lean cost and flexible cost models. Jet.AI’s future success will depend on its ability to successfully develop services, platforms and solutions that utilize AI that build upon or differ from its legacy aircraft fractional, jet card and management operations and keep pace with changes in Jet.AI’s addressable markets, and the acceptance of these services, platforms and solutions by existing and target customers. Jet.AI cannot guarantee that it will be successful in developing new applications, services, platforms and solutions, addressing evolving technologies on a timely or cost-effective basis or, if these services, platforms and solutions are developed, that Jet.AI will be successful in the marketplace. Jet.AI also cannot guarantee that it will be able to compete effectively with new developers or vendors offering lean cost and flexible cost models, or that products, services or technologies developed by others will not render our services, platforms and solutions non-competitive or obsolete. Jet.AI’s failure to address these developments could have a material adverse effect on our business, results of operations and financial condition.

The Transactions could give rise to disputes or other unfavorable effects, which could materially and adversely affect Jet.AI’s business, financial position or results of operations.

After the Transactions Jet.AI will have decreased working capital and will have divested certain of its revenue producing assets and operations. However, Jet.AI will continue to own and operate certain other of its legacy assets and continue to have operational expenses and overhead (including the costs and expenses associated with being a publicly reporting company with a class of securities listed on Nasdaq), of both a nonrecurring and a recurring nature, and certain of these expenses and costs are related to arrangements made between Jet.AI and certain of its existing vendors and strategic partners. Disputes with third parties could also arise out of these transactions, and Jet.AI could experience unfavorable reactions to any separation from employees, financing partners or other interested parties. These increased expenses, changes to operations, disputes with third parties or other effects could materially and adversely affect Jet.AI’s business, financial position or results of operations.

Risks Relating to Ownership of Jet.AI Securities

The Company has never paid cash dividends on its capital stock, and Jet.AI does not anticipate paying dividends in the foreseeable future.

The Company has never paid cash dividends on its capital stock and currently intends to retain any future earnings to fund the growth of its business, other than mandatory dividend payments on its preferred stock, subject to Delaware law. Any determination to pay dividends in the future will be at the discretion of the board of directors and will depend on Jet.AI’s financial condition, operating results, capital requirements, general business conditions and other factors that the board of directors may deem relevant. As a result, capital appreciation, if any, of Jet.AI’s common stock will be the sole source of gain for the foreseeable future.

The Company’s stock price may be volatile, and you may not be able to sell shares at or above the price at which you purchase shares.

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

The Company’s Certificate of Incorporation afford certain rights and powers to the board of directors that could contribute to the delay or prevention of an acquisition that it deems undesirable. Any of the foregoing provisions and terms that have the effect of delaying or deterring a change in control could limit the opportunity for stockholders to receive a premium for their shares of our securities, and could also affect the price that some investors are willing to pay for our securities.

If we fail to comply with the continued listing requirements of Nasdaq, we would face possible delisting, which would result in a limited public market for our shares, limit our ability to access existing liquidity facilities and make obtaining future financing more difficult for us.

Our common stock is currently listed on The Nasdaq Capital Market under the symbol “JTAI”. On December 1, 2023, the Company received a notification letter (the “Letter”) from the Nasdaq Listing Qualifications Staff of Nasdaq notifying the Company that its amount of stockholders’ equity has fallen below the $10 million required minimum for continued listing on The Nasdaq Global Market set forth in Nasdaq Listing Rule 5450(b)(1)(A). The Company’s stockholders’ equity as of December 31, 2024 was $6,512,460. The Letter also noted that as of September 30, 2023, the Company does not meet The Nasdaq Global Market alternative listing criteria for the Market Value standard or the Total Assets / Total Revenues standard. The Letter further noted that the Company may consider applying to transfer the Company’s securities to The Nasdaq Capital Market (the “Capital Market”), which would require the Company to, among other things, meet the Capital Market’s continued listing requirements, and later in 2024 the Company received various notices from Nasdaq that the Company was in not in compliance with certain listing standards, including Nasdaq’s minimum stockholders’ equity requirement and its minimum bid price requirement. As a result of a reverse-stock split effected in November 2024 and other financing transactions that occurred during fiscal 2024, on November 26, 2024, the Company received a letter from Nasdaq stating that the Company regained compliance with both the Minimum Stockholders’ Equity Requirement and the Minimum Bid Price Requirement. However, pursuant to Nasdaq Listing Rule 5815(d)(4)(B), the Company is subject to a Mandatory Panel Monitor until November 26, 2025. If, within that time period Nasdaq finds the Company again out of compliance with the Nasdaq listing rules related to stockholders’ equity the Company would not be permitted to provide Nasdaq with a plan of compliance with respect to that deficiency and Nasdaq would not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor would the Company be afforded an applicable cure or compliance period pursuant to Nasdaq Listing Rule 5810(c)(3). Instead, Nasdaq would issue a Delist Determination Letter and the Company would have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel were unavailable. The Company would have the opportunity to respond/present to the Hearings Panel as provided by Nasdaq listing rules. The Company’s securities could at that time be delisted from Nasdaq.

In order to continue listing its securities on Nasdaq, the Company is required to maintain certain financial, distribution and stock price levels. We cannot assure you that the Company will be able to continue to meet those listing requirements. If Nasdaq were to delist the Company’s Common Stock from trading on its exchange and the Company is not able to list its securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that the Common Stock is a “penny stock” which will require brokers trading in Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since the Company’s Common Stock is listed on Nasdaq, it is a covered security. Although the states are preempted from regulating the sale of its securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if the Company was no longer listed on a securities exchange, its securities would not be covered securities and it would be subject to regulation in each state in which it offers its securities.

Stockholders may experience dilution of their ownership interest due to the issuance of additional shares of common stock upon the conversion of the Series B Preferred Stock, especially since the Series B Preferred Stock has fluctuating conversion rates that are set at a discount to market prices of our shares of common stock during the period immediately following conversion.

Starting in October 2024, and through the date of this Report, 400 shares of Series B preferred Stock have been converted in full. Those conversions, in total, resulted in the issuance of 835,261 shares of common stock (as adjusted to give effect to the reverse stock split). Additional conversions of Series B Preferred Stock could result in material dilution to existing stockholders of the Company. Because the conversion price is based upon the trading prices of our shares at the time of conversion, the number of shares into which the Series B Preferred Stock may be converted may increase without an upper bound. If the trading prices of our shares are low when the conversion price of the convertible debt is determined, we would be required to issue a greater number of shares to the converting holder, which could cause substantial dilution to our stockholders. In addition, if any or all of the holders Series B Preferred Stock convert and then sell our common stock, this could result in an imbalance of supply and demand for our common stock and reduce our stock price significantly. The further our stock price declines, the further the adjustment of the conversion price will fall and the greater the number of shares we will have to issue upon conversion, resulting in further dilution to our stockholders. Because a market price-based conversion formula can lead to dramatic stock price reductions and corresponding negative effects on both a company and its stockholders, convertible security financings with market price-based conversion ratios have colloquially been called “floorless,” “toxic,” and “death spiral,” convertibles.

The issuances of additional shares of Jet.AI common stock under the Share Purchase Agreement and the GEM Warrant may result in dilution of future Jet.AI stockholders and have a negative impact on the market price of Jet.AI common stock.

The proceeds from the Business Combination, Forward Purchase Agreement and our existing cash and cash equivalents may not be sufficient to meet our working capital needs and we may draw on the Share Purchase Agreement to meet our cash needs. Further, our estimates may prove to be inaccurate, and we could spend our capital resources faster than we currently expect. Changing circumstances, some of which may be beyond our control, could also cause us to spend capital significantly faster than we currently anticipate, and we may need to seek additional funding sooner than planned. To the extent this occurs, it could impose significant dilution on the Company’s stockholders.

In addition to shares to be sold to GEM upon a drawdown, the Share Purchase Agreement entitled GEM to receive (i) payment of a commitment fee of $800,000, which the Company elected to pay in shares of common stock and (ii) the GEM Warrant. The shares issuable pursuant to the GEM Warrant were calculated on a fully diluted basis as of the closing of the Business Combination. The GEM Warrant grants it the right to purchase up to 9,686 shares of common stock of the Company on a fully diluted basis.

Because the average closing price of Jet.AI’s common stock for the 10 trading days following the first anniversary of the date of listing was less than 90% of the then current exercise price of the GEM Warrant, the exercise price of the GEM Warrant was adjusted to 110% of our then current trading price. Accordingly, the warrant exercise price was reduced to $14.12 per share as of December 31, 2024.

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

Such stockholders may be incentivized to sell their securities at prices below the prevailing trading price because the prices at which they acquired their shares may be lower than prevailing market prices and/or the prices at which public investors purchased our securities in the open market, and therefore such stockholders may generate positive rates of return on their investment that would not be available to public stockholders that acquired their securities at higher prices.

Public stockholders may not be able to experience the same positive rates of return on securities they purchase due to the low price at which some of our stockholders acquired shares of our common stock or the prices at which GEM may receive shares at the time of a drawdown under the Share Purchase Agreement.

Sales of Jet.AI common stock, or the perception of such sales, by us or our significant stockholders in the public market or otherwise could cause the market price for Jet.AI common stock to decline.

The sale of shares of common stock in the public market or otherwise, particularly sales by our officers or directors, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that is deemed appropriate. Resales of common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

We have an effective registration statement covering the resale of up to 1,270,000 shares of common stock held by, or available upon exercise of warrants or other convertible securities by, certain of our stockholders, as well as the issuance by us of shares of common stock upon exercise of our outstanding warrants. Given the substantial number of shares of common stock registered for potential resale by these stockholders, the sale of shares by them, or the perception in the market that they intend to sell shares, could increase the volatility of the market price of our common stock or result in a significant decline in the public trading price of our common stock. Many of these stockholders have or may acquire their shares at a significant discount to the market price of our common stock. This will create an incentive for such stockholders to sell shares of our common stock because they purchased the shares at prices lower than the then-current trading price.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our shareholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (a) the last day of the fiscal year (i) following August 16, 2026, the fifth anniversary of the date of the first sale of common equity securities of the Company in a registered offering under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion (as adjusted for inflation pursuant to SEC rules from time to time) or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our the shares of common stock that are held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

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

Our cybersecurity risk management program includes the following strategies for managing cybersecurity risks effectively:

●	Risk Assessment Processes: We conduct regular risk assessments to proactively identify potential cybersecurity threats and vulnerabilities. These assessments involve thorough evaluations of our IT infrastructure, data systems, and processes to pinpoint areas of weakness;

●	Proactive Security Measures: In addition to risk assessments, we employ proactive security measures to enhance our cyber defenses. These measures include the continuous monitoring of network activity, the implementation of access controls and encryption protocols, and the deployment of intrusion detection systems to swiftly detect and respond to any suspicious activities.

●	Framework for Identifying and Mitigating Threats: We follow a structured framework for identifying and mitigating cybersecurity threats, which outlines procedures for threat detection, incident response, and risk mitigation.

●	Employee Training and Awareness Programs: We provide training to our management and employees designed to equip employees with the knowledge and skills necessary to identify and respond to cybersecurity risks, tailored based on the persons’ roles within our organization.

●	Technology and External Consultants: We use external consultants or other third-party experts and service providers, where considered appropriate, to assess, test, or otherwise assist with aspects of our cybersecurity controls.

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

Item 2 Properties

We lease space for our corporate headquarters in Las Vegas, Nevada and a satellite office in San Francisco, consisting of office space and the use of shared conference facilities. We believe these leased offices are in satisfactory condition and are suitable for the conduct of our business.

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

PART II

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We have one class of common stock, listed on the Nasdaq Capital Market under the ticker symbol “JTAI”. The transfer agent and registrar for our common stock is Continental Stock Transfer & Trust Company.

Shareholders

As of March 12, 2025, we had 3,760 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividend Policy

The Company has never paid cash dividends on its capital stock and currently intends to retain any future earnings to fund the growth of its business. Any determination to pay dividends in the future will be at the discretion of the board of directors and will depend on Jet.AI’s financial condition, operating results, capital requirements, general business conditions and other factors that the board of directors may deem relevant.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities issued by the registrant since January 1, 2024 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration received by the registrant for such securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed that were not previously disclosed or reported in our Annual Report on Form-K for the year ended December 31, 2023 or a subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K. Adjustments to stock issuance accounts for the reverse split of 225-for-1 common shares effective November 12, 2024, all fractional share amounts after split down upwardly to next whole share; price per share adjusted based on the 225-for-1 reverse split of common shares effected in November 2024.

1.	From October 2024 through the date of this Report, the Company issued 1,500 shares of Series B Preferred Stock from the full exercise of the Ionic Warrant for gross proceeds of $15.0 million before deducting offering costs of $280,000. During the year ended December 31, 2024, the Company issued 293,137 shares of common stock for the conversion of 350 shares of Series B Preferred Stock. The securities were offered and sold in reliance on the exemptions from registration contained in Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

In each transaction in which we relied on Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder, we did not engage in any general solicitation or advertising, and we offered the securities to a limited number of persons with whom we had pre-existing relationships. We exercised reasonable care to ensure that the purchasers of securities were not underwriters within the meaning of the Securities Act, including making reasonable inquiry prior to accepting any subscription, making written disclosure regarding the restricted nature of the securities, and placing a legend on the certificates representing the shares. Further, stop-transfer restrictions were placed with our transfer agent and a restrictive legend was placed on the certificate in connection with these offerings. In addition, sales in the transactions exempt under Rule 506(b) were made exclusively to what the Company reasonably believed were accredited investors as defined in Rule 501 of the Securities Act. The recipients of securities in each of these transactions acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2024, regarding awards issued under our Omnibus Incentive Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
Omnibus Incentive Plans	22,668	$998.26	144
Equity compensation plans not approved by security holders	—	—	—
Total	22,668	$998.26	144

Item 6 [Reserved]

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information which Jet.AI’s management believes is relevant to an assessment and understanding of its consolidated results of operations and financial condition. You should read the following discussion and analysis of Jet.AI’s financial condition and results of operations together with the historical audited annual consolidated financial statements as of and for the years ended December 31, 2024 and 2023, and the related notes that are included elsewhere in this Report.

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

Unless otherwise indicated, all information in this Annual on Form 10-K gives effect to a 225-for-1 reverse stock split of our common stock that became effective on November 12, 2024, and all references to shares of common stock outstanding and per share amounts give effect to the reverse stock split.

Overview

Jet.AI Inc., a Delaware corporation (“Jet.AI”, “Company”, “we” or “us”), was founded in 2018 by Michael Winston, its Executive Chairman. The Company, directly and indirectly through its subsidiaries, has been principally involved in (i) the sale of fractional and whole interests in aircraft, (ii) the sale of jet cards, which enable holders to use certain of the Company’s and other’s aircraft at agreed-upon rates, (iii) the operation of a proprietary booking platform, which functions as a prospecting and quoting platform to arrange private jet travel with third party carriers as well as via the Company’s leased and managed aircraft, (iv) direct chartering of its HondaJet Elite aircraft by Cirrus, (v) aircraft brokerage and (vi) service revenue from the monthly management and hourly operation of customer aircraft.

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

As a result of the Business Combination:

●	the then issued and outstanding Class A ordinary shares of Oxbridge were converted, on a one-for-one basis, into shares of common stock of Jet.AI Inc.,

●	the then issued and outstanding Class B ordinary share of Oxbridge were converted, on a one-for-one basis, into shares of common stock of Jet.AI Inc.,

●	the then issued and outstanding Oxbridge warrants were converted into an equal number of warrants, each exercisable for one share of common stock (“Jet.AI Warrants”),

●	the then issued and outstanding Oxbridge Units were converted into an equal number of Jet.AI Units, each consisting of one share of common stock and one Jet.AI Warrant,

●	the outstanding shares of Jet Token common stock, including all shares of Jet Token preferred stock that converted into shares of Jet Token common stock, were cancelled and converted into the right to receive the number of shares of Common Stock and the number of warrants (“Merger Consideration Warrants”) based on the respective exchange rations set forth in the Business Combination Agreement,

●	all outstanding Jet Token options for its common stock, whether or not exercisable and whether or not vested, were converted into options to purchase Common Stock based on the applicable exchange ratio determined in accordance with the Business Combination Agreement,

●	all outstanding Jet Token warrants were converted into warrants to acquire the number of shares of common stock and Merger Consideration Warrants based on the applicable exchange ratio set forth in the Business Combination Agreement, and

●	the outstanding Jet Token restricted stock unit awards were converted into Jet.AI restricted stock unit awards based on the applicable exchange ratio determined in accordance with the Business Combination Agreement.

Following the Business Combination, Jet.AI’s common stock was listed on Nasdaq under the ticker symbol “JTAI”.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	For the Year Ended December 31,
	2024	2023

Revenues	$14,022,628	$12,214,556

Cost of revenues	14,987,245	12,393,089

Gross loss	(964,617)	(178,533)

Operating Expenses:
General and administrative (including stock-based compensation of $4,287,236 and $6,645,891, respectively)	10,752,048	11,597,173
Sales and marketing	687,785	573,881
Research and development	162,152	160,858
Total operating expenses	11,601,985	12,331,912

Operating loss	(12,566,602)	(12,510,445)

Other expense (income):
Interest expense	167,054	103,615
Other income	(221)	(116)
Total other expense	166,833	103,499

Loss before provision for income taxes	(12,733,435)	(12,613,944)

Provision for income taxes	—	2,464

Net Loss	$(12,733,435)	$(12,616,408)

Less deemed dividend from warrant exchange offer	(540,255)	—
Less cumulative preferred stock dividends	(109,303)	(46,587)

Net Loss to common stockholders	$(13,382,993)	$(12,662,995)

Weighted average shares outstanding - basic and diluted	279,201	28,119
Net loss per share - basic and diluted	$(47.93)	$(450.34)

Revenues

Revenues for 2024 totaled $14.0 million, a $1.8 million increase from revenues of $12.2 during the comparable period for 2023. Revenues in 2024 were comprised of approximately $8.1 of revenues related to our software App and Cirrus charter services (comprised of approximately $4.2 million in software-related revenue and $3.9 million in revenue from the chartering of our HondaJet Elites by our operating partner Cirrus), $3.6 million in services revenue from the management of customers’ aircraft, and $2.3 million in Jet Card revenue for hours flown and other charges based on hours flown.

The following table sets forth a breakout of revenue components by subcategory for the years ended December 31, 2024 and 2023.

	Year Ended
	December 31,
	2024	2023

Software App and Cirrus Charter	$8,128,997	$7,125,230
Jet Card and Fractional Programs	2,288,036	2,847,533
Management and Other Services	3,605,595	2,241,793
	$14,022,628	$12,214,556

The Company began recording revenue in September 2020 reflecting services and software revenues related to charter bookings made through its App and in 2023, the Company recognized $3.9 million in revenue related to App-generated charter bookings. During 2024 these revenues totaled $4.2 million, a $247,000 or 6.3% increase from 2023 reflecting increased marketing, including the introduction to the agentic model Ava, and greater awareness of the Company.

The Company recognized $3.6 million in service revenue in 2024, an increase of $1.4 million compared to 2023, relating to an agreement entered into during the fourth quarter of 2023 to manage a customer’s aircraft, as well as a second managed aircraft beginning in April 2024. There was $2.2 million in service revenues in 2023.

During 2024, the Company sold 285 prepaid flight hours under its jet card and fractional programs, amounting to $1.7 million, and recognized $2.1 of revenue for 348 flight hours flown or forfeited, as well as additional charges. These additional charges represent primarily charges for cost reimbursements such as a fuel component adjustment to adjust for changes in fuel prices relative to the jet card and fractional contracts’ base fuel price and reimbursement of federal excise taxes. Prepaid flight hours are recognized as revenue as the flight hours are used or forfeited. At December 31, 2024, the Company recorded deferred revenue of $1.1 million on its consolidated balance sheet, which represents prepaid flight hours for which the related travel had not yet occurred.

In 2023, we sold 534 prepaid flight hours amounting to approximately $3.0 million and recognized approximately $2.8 million of revenue for 436 flight hours flown or forfeited, as well as additional charges. At December 31, 2023, the Company recorded deferred revenue of $1.5 million on its consolidated balance sheet.

The decrease in flight hours flown is a direct result of the Company’s efforts to increase Jet Card pricing which resulted in a 6.1% increase in flight hour revenue per flight hour during the 2024 period versus the 2023 period.

The following table details the flight hours sold and flown or forfeited, as well as the associated deferred revenues and recognized revenues, respectively, and additional charges for the year ended December 31, 2024 and 2023:

	For the year ended December 31,
	2024	2023
Deferred revenue at the beginning of the year (1)	$1,779,794	$933,361
Prepaid flight hours sold
Amount	$1,662,250	$3,045,769
Total Flight Hours	285	534

Prepaid flight hours flown
Amount	$2,080,371	$2,456,354
Total flight hours	348	436

Additional charges	$207,665	$391,179
Total flight hour revenue	$2,288,036	$2,847,533

Deferred revenue at the end of the year (2)	$1,319,746	$1,779,794

(1)	Deferred revenue at December 31, 2023 and 2022 also includes $268,818 and $11,800, respectively, with respect to customer prepayments associated with software app transactions.
(2)	Deferred revenue at December 31, 2024 and 2023 also includes $212,278 and $268,818, respectively, with respect to customer prepayments associated with software app transactions and $16,233 and $0, respectively, with respect to the management of aircraft.

During 2024 revenue generated through the direct chartering of the Company’s HondaJet Elite aircraft by Cirrus amounted to approximately $3.9 million, an increase of $0.8 million, or 23.8% from the prior year. The increased revenue was a direct result of increased charter activity, both ad hoc and by Cirrus, as well as the addition of the managed Citation CJ4 Gen 2.

Cost of revenues

Our cost of revenue is comprised of payments to Cirrus for the maintenance and management of our fleet aircraft, commissions to Cirrus for their arranging for charters on our aircraft, aircraft lease expense, federal excise tax relating to jet card and third-party charters, and payments to third-party aircraft operators for both charter flights booked through our App, as well as the cost of subcharters for covering jet card flights when our HondaJet Elites were unavailable. The management of our aircraft by Cirrus covers all our aircraft regardless of whether the aircraft are used for program flight hours or charters and includes expenses such as fuel, pilot wages and training costs, aircraft insurance, maintenance and other flight operational expenses.

As a result of the increased fleet and the increase in jet card and Cirrus charter flight activity, as well as the startup expenses relating to the introduction of the King Air 350i managed aircraft to its fleet, operating expenses related to the operation of the Company’s aircraft and payments to Cirrus for their management increased $2.2 million from $7.1 million in 2023 to $9.3 million in the 2024 year period and aircraft lease payments increased $162,000 from $1.2 million in 2023 to $1.4 million in 2024. The Company also incurred third-party charter costs of approximately $3.7 million in 2024, a $91,000 decrease over 2023, as a result of a reduced need for subcharters used for covering jet card flights when our HondaJet Elites were unavailable. Federal excise tax and merchant fees relating to charter flights increased $333,000 in 2024 to $637,000 from $304,000 in 2023 reflecting increased software revenue.

In total as disclosed above, it cost $10.7 million to operate the Company’s five aircraft in 2024, compared to $8.3 million in 2023 for four aircraft.

Gross loss

The resulting gross loss totaled $965,000 for 2024, compared to $178,000 for the 2023 fiscal year period. The increased gross loss in these operations was a result of increased maintenance costs, together with lower utilization on our HondaJet Elites.

Total Operating Expenses

In 2024, the Company’s operating expenses decreased $730,000 due to a $845,000 decrease in general and administrative expenses, offset by $114,000 in higher sales and marketing expenses. Excluding non-cash stock-based compensation of $4.3 million and $6.6 million in 2024 and 2023, respectively, general and administrative expenses rose by approximately $1.5 million primarily due to (1) increased wages of $749,000, primarily due to increased commissions compensation payable on charter sales, as well as a greater number of software developers in 2024, (2) increased directors’ and officers’ insurance of $181,000 and (3) increased professional services expenses resulting from higher legal expenses and a full year of board of directors expenses.

The Company’s sales and marketing expenses increased by about $114,000 to $688,000 in 2024 from $574,000 in 2023, as it reaccelerated its sales and marketing spending upon aircraft delivery and the associated increase in marketable jet card inventory. These expenses are mainly linked to promoting the Company and its programs.

Research and development expenses increased $1,000 to $162,000 in 2024 from $161,000 in 2023.

Operating Loss

As a result of all of the above, in 2024 the Company recognized an operating loss of approximately $12.6 million, which was a increase in operating loss of $56,000 compared to the 2023 fiscal year period. The increase was primarily due to an increase in the Company’s gross operating loss of $965,000, offset by reduced general and administrative expenses of $845,000.

Other Expense (Income)

During 2024, the Company recognized approximately $167,000 in other expense due primarily to interest expense related to the Bridge Agreement (defined below), compared to $103,000 recorded for 2023.

Net Loss to Common Stockholders

After deducting cumulative preferred stock dividends of approximately $109,000 in 2024, which have been accruing since the August 2023 issuance date of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Shares”) and Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred Shares”), and a $540,000 deemed dividend from the Company’s warrant exchange offer, net loss to common stockholders increased by $720,000.

Liquidity and Capital Resources

Overview

As of December 31, 2024, the Company’s cash and equivalents were $5.9 million. As of December 31, 2024, current assets exceeded current liabilities by approximately $2.7 million, of which $1.3 million in liabilities represents deferred revenue that would be recorded as revenue once the flight hours are flown or forfeited.

During the year ended December 31, 2024, the Company raised (1) approximately $11,850,000 in funds from the issuance of 976,378 shares of common stock under the Share Purchase Agreement discussed below, as well as under certain of the Company’s registration statements, including (a) approximately $5,400,000 from the Company’s completed at-the-market offering, (b) approximately $2,400,000 from the Company’s registered direct offering that was completed on October 11, 2024, and (c) approximately $1,500,000 from the Company’s registered direct offering that was completed on October 21, 2024, (2) $1,500,000 related to the sale of 150 shares of Series B Preferred Stock, (3) approximately $4,000,000 related to the exercise of the Ionic Warrant for the issuance of 400 shares of Series B Preferred Stock, and (3) approximately $742,000 from Jet.AI Warrant exercises.

The Company also incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in its accumulated deficit of approximately $52.5 million as of December 31, 2024. While we expect to drive revenue and operating profit growth from aircraft acquisitions, higher average hourly pricing of jet cards, increased charter activity through CharterGPT, Ava and Reroute AI and SaaS revenues from DynoFlight, we expect to continue to incur operating losses to a greater or lesser extent for at least the next 12 months, depending on the timing and success of these initiatives. To bridge the gap, we intend to rely on funds available from share issuances under the Share Purchase Agreement, amounts received upon an exercise of the Ionic Warrant (as defined below), if any, and other potential sales of our equity and debt securities to meet our funding obligations. Additional funding under the Share Purchase Agreement may be limited contractually and the Ionic Warrant may not be exercised by the holder in full or substantial part. Furthermore, issuances of additional shares of common stock under the Share Purchase Agreement, upon conversion of the Series B Preferred Stock outstanding and underlying the Ionic Warrant and other sales of equity securities we made after December 31, 2024 may negatively impact the Company’s stock price and ability to raise additional funds. We will likely require additional capital resources to grow our business. In the absence of external financing the Company is prepared to cut its cash utilization by ceasing marketing and customer acquisition, suspending software development, streamlining operations, and servicing only existing customers. Such a reduction would allow the Company to continue to operate for a year or more by management’s estimate. During that time the Company would plan to arrange new financing and to then resume expansion.

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

The Company received gross proceeds of approximately $1.5 million, not including customary placement fees and reimbursement of certain payables to Maxim as placement agent and other expenses payable by the Company in connection with the Ionic Transaction. This amount excludes the proceeds from the exercise of the Ionic Warrant.

Series B Preferred Stock

On March 28, 2024, we filed a Certificate of Designation of the Series B Convertible Preferred Stock with the Secretary of State of the State of Delaware, which provides for the issuance of up to 5,000 shares of the Company’s Series B Preferred Stock (the “Certificate of Designations”). The Series B Preferred Stock ranks pari passu with the Series A Preferred Shares and Series A-1 Preferred Shares and senior to all other capital stock of the Company.

Each share of Series B Preferred Stock converts into a number of shares of our Common Stock, subject to certain limitations, including a beneficial ownership limitation of 4.99% (calculated in accordance with the rules promulgated under Section 13(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)), which can be adjusted to a beneficial ownership limitation of 9.99% upon 61 days prior written notice by Ionic. From time to time Ionic may convert Series B Preferred Stock into Common Stock which it may liquidate and thereafter receive additional shares of Common Stock pursuant to subsequent conversions of its Series B Preferred Stock. Although the beneficial ownership limitation imposes a legally binding limitation on the Selling Stockholder’s beneficial ownership at any point in time, it does not prohibit the Selling Stockholder from, over time, receiving shares of Common Stock upon separate conversions of its shares of Series B Preferred Stock that, in the aggregate and over a period of time, exceed the beneficial ownership limitation.

Subject to the limitations set forth in the preceding paragraph and provided there is an effective registration statement covering Ionic’s potential resale of common stock underlying the Series B Preferred Stock, shares of Series B Preferred Stock will automatically convert into shares of common stock on or prior to the tenth trading day after the issuance date of such shares of Series B Preferred Stock. The number of shares of common stock issuable upon conversion of a share of Series B Preferred Stock is calculated by dividing the conversion amount per share of Series B Preferred Stock by the then conversion price. The conversion amount is equal to the stated value of the shares of Series B Preferred Stock, which is $10,000, plus any additional amounts and late charges calculated in accordance with the Certificate of Designations. The conversion price is equal to the lower of (i) $2.50, or (ii) 90% (or, in the case of a delisting, 80%) of the lowest daily volume weighted average price of our common stock over a period beginning on the trading day after we deliver shares of common stock upon such conversion to Ionic and ending on the trading day on which the aggregate dollar trading volume of our common stock exceeds seven times the applicable conversion amount, subject to a five trading day minimum period for such calculation, and subject to certain adjustments.

If certain defined “triggering events” defined in the Certificate of Designations occur, such as a breach of the registration rights agreement entered into with Ionic on March 29, 2024 (the “Registration Rights Agreement”), suspension of trading, or our failure to convert the Series B Preferred Stock into common stock when a conversion right is exercised, then we may be required to redeem the Series B Preferred Stock for cash at 110% of the stated value.

Other Transaction Documents and Subsequent Agreements

The Ionic Warrant exercise price was initially set at $10,000 per share of Series B Preferred Stock, subject to adjustment for certain events, such as a stock split, issuance of additional shares as a dividend or otherwise. As of the date of this Report, Ionic has fully exercised the Ionic Warrant for a total of 1,500 shares of Series B Preferred Stock, resulting in gross proceeds to the Company of $15.0 million.

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

Additionally, on March 29, 2024, the Company entered into the Registration Rights Agreement with Ionic, which, among other things, provides that the Company would register the resale of the 1,111 shares of Common Stock and the shares of Common Stock issuable upon conversion of the Series B Preferred Stock, including the Series B Preferred Stock issuable upon exercise of the Warrant. The Company was required to prepare and file a registration statement with the SEC no later than 30 days following the filing of the Company’s Annual Report on Form 10-K (the “Form 10-K”), but in no event later than May 15, 2024 (the “Filing Deadline”), and to use its commercially reasonable efforts to have the registration statement and any amendment declared effective no later than the earlier of the (a) 60th calendar day following the filing of the Form 10-K (or, if such registration statement is subject to a full review by the SEC, the 100th calendar day after such filing) and (b) 2nd business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that such registration statement will not be reviewed or will not be subject to further review (the “Effectiveness Deadline”). The Company timely filed a registration statement on Form S-1 by the prescribed Deadline, however, because this registration statement was not declared effective by the SEC by the Effectiveness Deadline, the Company was obligated pay to Ionic a $100,000 Effectiveness Fee. On September 3, 2024 the Company issued to Ionic 444 Effectiveness Shares in lieu of paying the Effectiveness Fee in cash.

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

On October 10, 2024, the Company and Ionic entered into a second letter agreement (the “Second Letter Agreement”) that set forth certain understandings and agreements among the Company and Ionic. Pursuant to the Second Letter Agreement, Ionic agreed to refrain from taking action to protect its legal rights under the transaction documents, related to certain actions and transactions identified in the Second Letter Agreement. Such actions include the Company’s filing of an amendment to a registration statement on Form S-1 (File No. 333-281911) with the SEC and a registered direct offering. As consideration for the waiver, the Company agreed to change the Conversion Measurement Period (as defined in the Certificate of Designations) for the previously issued 200 shares of Series B Preferred Stock to begin on March 28, 2024, and to end in accordance with the Certificate of Designations.

Registration Statements

Pursuant to the Registration Rights Agreement, we filed a Registration Statement on Form S-1 (File No. 333-279385), which was originally filed with the SEC on May 13, 2024, and as amended (the “First Registration Statement”), that registered the offer and resale of 133,778 shares of Common Stock (as adjusted to reflect the subsequent reverse stock split) by Ionic and was declared effective by the SEC on July 24, 2024. On November 13, 2024, Ionic notified the Company that it had sold all shares of Common Stock that were registered under the First Registration Statement.

Since the number of shares of Common Stock available under the First Registration Statement was insufficient to cover all of the shares of Common Stock issuable to Ionic, we were required to file at least one additional registration statement. Accordingly, on November 13, 2024, we filed a Registration Statement on Form S-3 (File No. 333-283207) with the SEC (as amended, the “Second Registration Statement”), which registered the offer and resale of 600,000 shares of Common Stock by Ionic and was declared effective by the SEC on December 27, 2024. On February 20, 2025, Ionic notified the Company that it had sold all shares of Common Stock that were registered under the Second Registration Statement.

Since the number of shares of Common Stock available under the First Registration Statement and the Second Registration Statement were, in the aggregate, insufficient to cover all of the shares of Common Stock issuable to Ionic, we were required to file at least one additional registration statement. Accordingly, on January 24, 2025, we filed another Registration Statement on Form S-3 (File No. 333-284504) with the SEC (as amended, the “Third Registration Statement”), to register an additional 1,270,000 shares of Common Stock for offer and resale by Ionic.

Conversions of Series B Preferred Stock; Warrant Exercises

Starting in October 2024, and through the date of this Report, Ionic has converted in full the 150 shares of Series B Preferred Stock issued to it at the initial closing, the 50 additional shares of Series B Preferred Stock issued to it in connection with the Letter Agreement, and 200 shares of Series B Preferred Stock issued to it pursuant to partial exercises of the Ionic Warrant. Those conversions, in total, resulted in the issuance of 835,261 shares of Common Stock (as adjusted to give effect to the reverse stock split).

On October 28, 2024 Ionic partially exercised the Ionic Warrant, for 150 additional shares of Series B Preferred Stock, resulting in total proceeds to the Company of $1.5 million. Additionally, on November 14, 2024 Ionic partially exercised the Ionic Warrant, for 250 additional shares of Series B Preferred Stock, resulting in total proceeds to the Company of $2.5 million and on January 23, 2025 Ionic partially exercised the Ionic Warrant, for 250 additional shares of Series B Preferred Stock, resulting in total proceeds to the Company of $2.5 million. Finally, on February 27, 2025, Ionic exercised the remainder of the Ionic Warrant, for 850 additional shares of Series B Preferred Stock, resulting in total proceeds to the Company of $8.5 million.

As of the date of this Report: (i) Ionic has sold 93,067 shares of Common Stock pursuant to Rule 144 under the Securities Act, 133,778 shares of common stock under the First Registration Statement, and 600,000 shares of Common Stock under the Second Registration Statement; and (ii) Ionic holds 1,300 shares of Series B Preferred Stock.

Adjustment to Beneficial Ownership Limitation

On February 14, 2025, Ionic delivered a notice to the Company that it has elected to increase the beneficial ownership limitation to 9.99%. The adjusted beneficial ownership limitation will not take effect until April 16, 2025. All prior issuances were, and all issuances until April 16, 2025 will continue to be, subject to the 4.99% beneficial ownership limitation.

Share Purchase Agreement

The Company has access to an aggregate of up to $40 million from the Share Purchase Agreement, dated as of August 4, 2022, with GEM Yield LLC SCS and GEM Yield Bahamas Limited (together with GEM Yield LLC SCS, “GEM”), less drawdowns of $2,550,024 to date. In consideration for GEM’s services under the Share Purchase Agreement, the Company paid GEM a commitment fee equal to $800,000 in shares of common stock. Upon the Company’s issuance of shares in connection with any drawdown purchase made by GEM, the Company was required to pay GEM a portion of such commitment fee in an amount equal to 2% of the amount purchased in such drawdown; provided that the full $800,000 commitment fee was due on or before the first anniversary of the closing of the Business Combination. In October 2024, the Company issued 58,447 shares of common stock to satisfy in full the outstanding commitment fee payable discussed in Note 5 and 44,225 shares of common stock under the Share Purchase Agreement with GEM for total consideration of $2.5 million.

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

On August 10, 2023, the Company issued GEM a warrant (as subsequently amended, the “GEM Warrant”) granting it the right to purchase up to 6% of the outstanding common stock of the Company on a fully diluted basis as of the date of listing. The GEM Warrant has a term of three years. The GEM Warrant included an adjustment mechanism, whereby the exercise price is subject to adjustment from time to time. Pursuant to the Warrant, on the first anniversary following the Public Listing Date as defined in the GEM Warrant (the “Adjustment Date”), if all or any portion of the GEM Warrant remains unexercised and the average closing price of the Company’s common stock for the 10 trading days following the Adjustment Date is less than 90% of the then current exercise price of the warrant (the “Baseline Price”), then the exercise price of the unexercised Warrant Shares that remain exercisable pursuant to the Warrant shall be adjusted to 110% of the Baseline Price. Accordingly, the warrant exercise price was reduced to $14.12 per share as of December 31, 2024. The warrant may be exercised by payment of the per share amount in cash or through a cashless exercise.

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

Other Equity Issuances and Settlement Arrangements

Maxim Payment and Settlement Agreement

On August 10, 2023, the Company entered into a settlement agreement (“Maxim Settlement Agreement”) with Maxim Group LLC, the underwriter for the Company’s initial public offering (“Maxim”). Pursuant to the Maxim Settlement Agreement, the Company issued to Maxim Partners (a) 1,200 shares of common stock to settle the payment obligations of the Company under the underwriting agreement dated on or about August 11, 2021, by and between the Company and Maxim and (b) 1,127 Series A Preferred Shares in an amount equal in value to $1,127,000. The Series A Preferred Shares accrue a dividend at the rate of 8% per annum (which increases to 18% if the Company fails to meet certain obligations under the terms thereof), payable quarterly and, at the Company’s option, in shares of common stock. The Series A Preferred Shares are convertible into 501 shares of common stock. The Company also issued 511 shares of common stock to Maxim Partners on August 16, 2021 to meet a payment obligation under the underwriting agreement in connection with Oxbridge’s IPO, representing a value of $2,025 per share reflecting an allocation of the $2,250 per Unit IPO price. The above issued and issuable shares of common stock are subject to a registration rights agreement.

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

During the year ended December 31, 2024, the Company issued 10,167 shares of Common Stock upon the conversion of 551 Series A Preferred Shares. In November 2024, the Company redeemed in full all of the remaining 576 Series A Preferred Shares for an aggregate redemption price of $663,740, which included cumulative unpaid preferred stock dividends totaling $87,740. As a result of this redemption there are no Series A Preferred Shares issued and outstanding as of December 31, 2024.

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

In December 2023 and January 2024, holders of an aggregate of 400 and 287 public warrants, respectively, were exercised for an equal number of shares of our common stock, generating net proceeds to us of $1,777,475.

Cash Flows

As of December 31, 2024, the Company’s cash and equivalents were approximately $5.9 million, including approximately $500,000 of restricted cash under its aircraft leasing arrangements described below.

The following table summarizes our cash flows for the years ended December 31, 2024 and 2023:

	For the year ended December 31,
	2024	2023
Net cash used in operating activities	$(8,225,594)	$(3,783,473)
Net cash used in by investing activities	(2,409,372)	$(190,998
Net cash provided by financing activities	14,407,050	$4,547,623
Increase in cash and cash equivalents	$3,772,084	$573,152

Cash Flow from Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $8.2 million compared to $3.8 million for the year ended December 31, 2023. The cash outflow from operating activities in the 2024 period primarily consisted of our net loss, net of non-cash charges of $4.9 million, a $0.5 million reduction in lease liability and a $295,000 increase in accounts receivables and other current assets, which were offset by a $183,000 decrease in operating liabilities. The decrease in operating liabilities was primarily driven by a $0.5 million decrease in deferred jet card revenue relating to the sale of jet card hours not yet flown and a $0.5 million decrease in the Company’s operating lease liability, offset by an $0.8 million increase in the Company’s accounts payable and accrued liabilities relating to the operation of the Company’s aircraft. The increase in net cash used in operating activities for the 2024 period was primarily driven by a $116,000 increase in our net loss, net of non-cash charges resulting from the Company’s higher level of operations during 2024 as a result of operating a greater number of operational aircraft and startup expenses incurred during 2024 as well as the $0.4 million change in operating assets and liabilities.

Cash Flow from Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 was $2.4 million as compared to $191,000 in the 2023 year period, primarily relating to $2.4 million in aircraft deposits made to Textron in 2024 and the Company’s 2023 investment in 380 Software LLC, a 50/50 joint venture subsidiary with Cirrus.

Cash Flow from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $14.4 million. Cash provided by financing activities was primarily driven by warrant exercises and proceeds from the sale of common stock under the Share Purchase Agreement, sale of preferred stock, partially offset repayments of notes payable of $0.7 million, redemption costs of $1.2 million for the Company’s Series A Preferred Shares and Series A-1 Preferred Shares and offering costs of $1.9 million.

Aircraft Financing Arrangements

In November 2021 and April 2022, the Company entered into two separate five-year leasing arrangements for the acquisition of two of its HondaJet Elite aircraft. At any time during their term, the Company has the option to purchase either aircraft from the lessor at the aircraft’s fair market value at that time. The leasing arrangements also require the Company to hold a combined liquidity reserve of $500,000 in a separate bank account pledged as security to the lessor, which the Company records as restricted cash on its balance sheet, as well as a maintenance reserve of approximately $690,000 for each leased aircraft, which is held by the lessor in the event the lessor determines that the relevant aircraft is not being maintained in accordance with the lease requirements or to prevent deterioration of the aircraft. Events of default under the leasing arrangements include, among other things, failure to make the monthly payments (with a 10-day cure period), default on other indebtedness, breaches of covenants related to insurance and maintenance requirements, change of control or merger, insolvency and a material adverse change in the Company’s business, operations or financial condition. Please see Note 5 to the Company’s financial statements for the year ended December 31, 2024 for a further description of these leasing arrangements.

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

The Company began ramping up its revenue-generating activities during the second half of the year ended December 31, 2022 and those activities continued into 2024. During the next twelve months, the Company intends to fund its operations with funds from its operations, and drawdowns under the Share Purchase Agreement, as well as proceeds from other financing arrangements. The Company also has the ability to reduce cash burn to preserve capital. There are no assurances, however, that management will be able to raise capital on terms acceptable to the Company. If the Company is unable to obtain sufficient amounts of additional capital, the Company may be required to reduce the near-term scope of its planned development and operations, which could delay implementation of the Company’s business plan and harm its business, financial condition and operating results. The consolidated balance sheets do not include any adjustments that might result from these uncertainties.

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

See Index to Consolidated Financial Statements on Page 73.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Interim Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our Interim Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the periods covered by this Report.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2024.

As a non-accelerated filer, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended on December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B Other Information

In connection with the Company entering into the Merger Agreement with flyExclusive, and an accommodation made by Ionic related to the Company’s entry into such agreement, for conversions of the Series B Preferred Stock effected on a go-forward basis the parties agreed to an update to the Conversion Price (as defined in the Certificate of Designations) so that it will be the lower of (i) $2.50 or (ii) 90% (or, in the case of a delisting, 80%) of the lowest daily volume weighted average price of the Company’s Common Stock, subject to certain adjustments, as further described above under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Overview – Ionic Transaction”. Accordingly, the Company filed an amendment to the Certificate of Designations with the Delaware Secretary of State in February 2025, the terms of which the parties intend to be effective upon delivery by Ionic of the first conversion notice it delivers to the Company pursuant to the terms of the Certificate of Designations after the filing date of the amendment. As of the date of this Report Ionic has not delivered a conversion notice to the Company since the filing of the amendment with the Delaware Secretary of State.

Item 9C Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10 Directors, Executive Officers and Corporate Governance

The following is a list of our directors and executive officers.

Name	Age	Position
Michael D. Winston, CFA	48	Executive Chairman and Interim Chief Executive Officer, Director
George Murnane	67	Interim Chief Financial Officer, Director
William Yankus(1)(3)	64	Director
Wrendon Timothy(1)(2)(3)	44	Director
Patrick McNulty	41	Chief Operating Officer
Lt. Col. Ran David(2)	49	Director
Donald Jeffrey Woods(3)	48	Director
Ehud Talmor(1)(2)	49	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

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

Executive Officers

Michael D. Winston, CFA founded Jet.AI in 2018 and has served as its Executive Chairman since its founding. Upon completion of the Business Combination, he began serving as Interim Chief Executive Officer until such time as the Company hires a permanent Chief Financial Officer. Mr. Winston began his career in 1999 with Credit Suisse First Boston Corporation and later worked as a portfolio manager at Millennium Partners LP. In 2012, Mr. Winston formed the Sutton View group of companies, an alternative asset management platform where he advised one of the largest academic endowments in the world. Mr. Winston received an MBA in Finance and Real Estate from Columbia Business School in 2005, and a BA in Economics from Cornell University in 1999. While at Cornell he studied for a year at the London School of Economics and at age 18 won a $1 million prize from IBM for his first startup company. Mr. Winston is a CFA Charterholder, and a member of the Economic Club of New York.

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

Patrick McNulty has served as Jet.AI’s Chief Operating Officer since June 2021. Prior to joining Jet Token, Mr. McNulty was employed by Honda Aircraft Company starting in 2013 and served in various roles, including as a manager of Sales Operations and Business Development with Honda Aircraft Company. While with Honda Aircraft Company, Mr. McNulty led the development of a robust sales engineering team and was instrumental in product development and market analysis for the manufacturer. Prior to Honda Aircraft Company, Mr. McNulty worked in the aircraft engine division of Rolls-Royce North America and at light jet manufacturer Eclipse Aviation. Mr. McNulty is a graduate of the Embry-Riddle Aeronautical University (BS Aerospace Engineering, MBA Aviation).

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

William L. Yankus served as one of Oxbridge Acquisition Corp.’s independent directors since August 2021. Mr. Yankus is an experienced investment banking specialist with a demonstrated history of working in the insurance industry. Since July 2015, Mr. Yankus has served as Founder and Principal of Pheasant Hill Advisors, LLC, a New York based advisor firm that provides various research, advisory, private equity capital raising and M&A services primarily to the insurance industry and insurance industry investors. Since March 2016, Mr. Yankus has served on the board of directors of Kingstone Companies, Inc. (NASDAQ: KINS), a New York based NASDAQ-listed property and casualty insurance company. He has also served as the Chairman of Kingstone’s Compensation Committee since April 2017, and as the Chairman of Kingstone’s Investment Committee since February 2020. Mr. Yankus is also a Senior Advisor at Independent Insurance Analysts LLC, which provides investment analysis, credit research and investment banking services related to the life insurance industry.

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

Board Composition

The Board is comprised of seven directors and is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Jet.AI’s directors are among the three classes as follows:

●	the Class I directors are Lt. Col. Ran David and Jeffrey Woods and their terms will expire at the 2027 annual meeting of stockholders;

●	the Class II directors are William Yankus and Wrendon Timothy and their terms will expire at the 2025 annual meeting of stockholders; and

●	the Class III directors are Michael Winston, George Murnane and Ehud Talmor and their terms will expire at the 2026 annual meeting of stockholders.

Directors in a particular class are elected for three-year terms at the annual meeting of stockholders in the year in which their terms expire. As a result, only one class of directors is elected at each annual meeting of Jet.AI stockholders, with the other classes continuing for the remainder of their respective three-year terms. Each director’s term continues until the election and qualification of his or her successor, or the earlier of his or her death, resignation or removal. This classification of the Board may have the effect of delaying or preventing changes in Jet.AI’s control or management.

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

Board Committees

The Board has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which have the composition and responsibilities described below. The Board and its committees set schedules for meeting throughout the year and can also hold special meetings and act by written consent from time to time, as appropriate. The Board delegates various responsibilities and authority to its committees and the committees regularly report on their activities and actions to the full board of directors. Members serve on these committees until their resignation or until otherwise determined by the Board. The Board may establish other committees to facilitate the management of the Company’s business as it deems necessary or appropriate from time to time.

Each committee of the Board operates under a written charter approved by the Board. Copies of each charter are posted on the Investor Relations section of Jet.AI’s website at investors.jet.ai. The inclusion of the Company’s website address or the reference to Jet.AI’s website in this Report does not include or incorporate by reference the information on the Company’s website into this Report.

Audit Committee

Jet.AI’s audit committee is comprised of Wrendon Timothy, William Yankus and Ehud Talmor, with Mr. Timothy serving as audit committee chairperson. The Board determined that Messrs. Timothy, Yankus and Talmor each meet the requirements for independence and financial literacy under the current Nasdaq listing standards and SEC rules and regulations, including Rule 10A-3. In addition, the Board determined that each of Messrs. Timothy and Yankus is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K promulgated under the Securities Act. This designation does not impose any duties, obligations or liabilities that are greater than are generally imposed on members of the audit committee and the Board. The audit committee is responsible for, among other things:

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

Code of Business Conduct and Ethics

The Board adopted a Code of Business Conduct and Ethics that applies to all of Jet.AI’s directors, officers and employees, including Jet.AI’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is available on the Corporate Governance section of Jet.AI’s website at https://investors.jet.ai/documents-charters. In addition, Jet.AI has posted on the Corporate Governance section of Jet.AI’s website all disclosures that are required by law or the listing standards of Nasdaq concerning any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics.

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

Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, persons who beneficially own more than 10% of a registered class of the Company’s equity securities, and certain other persons to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC, and to furnish the Company with copies of the forms. Based on its review of the forms filed with the SEC, or representations from reporting persons, the Company believes that during the fiscal year ended December 31, 2024 all of its directors, executive officers, and greater than 10% beneficial owners filed such reports in a timely manner, except as reported below.

Michael Winston, our Executive Chairman and Interim Chief Executive Officer, filed a Statement of Changes in Beneficial Ownership report on Form 4 on August 19, 2024 reporting the receipt of shares of common stock in exchange for warrants. That Form 4 was filed after its prescribed due date.

George Murnane, our Interim Chief Financial Officer, filed a Statement of Changes in Beneficial Ownership report on Form 4 on August 20, 2024 reporting the receipt of shares of common stock in exchange for warrants. That Form 4 was filed after its prescribed due date.

Patrick McNulty, our Chief Operating Officer, filed a Statement of Changes in Beneficial Ownership report on Form 4 on September 9, 2024 reporting the receipt of shares of common stock in exchange for warrants. That Form 4 was filed after its prescribed due date.

Each of Mr. Winston, Mr. Murnane and Mr. McNulty did not file a Statement of Changes in Beneficial Ownership report on Form 4 reporting grants of options to purchase 1,778, 267 and 400 shares of our common stock, respectively, on or about September 24, 2024, for services rendered to the Company.

Each of our non-employee directors, Mr. Timothy, Mr. Yankus, Mr. Talmor, Mr. David and Mr. Woods, did not file a Statement of Changes in Beneficial Ownership report on Form 4 reporting individual grants of 97 restricted stock awards each, on or about September 24, 2024, for services rendered to the Company.

Insider Trading Policy

The Board has not yet adopted an insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the registrant’s securities by directors, officers and employees, of the Company or by the Company itself due to other pressing matters fully occupying the resources of a small management team. The Company expects to adopt such a policy before June 30, 2025.

Item 11 Executive Compensation

Jet.AI is considered a smaller reporting company and an “emerging growth company” within the meaning of the JOBS Act and has opted to comply with the executive compensation disclosure rules applicable to such companies. These rules provide for reduced compensation disclosure for the principal executive officer and the two most highly compensated executive officers other than the principal executive officer (the “named executive officers”). This section provides an overview of our executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below. In order to provide a fuller understanding of the compensation arrangements with our executive officers, the Company has presented full year 2024 and 2023 information, including compensation paid by Jet Token prior to the completion of the Business Combination.

For fiscal year 2024 and 2023, the named executive officers were:

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

Summary Compensation Table

The following table provides information concerning compensation awarded to, earned by, and paid to each of the named executive officers for services rendered to Jet.AI and Jet Token in all capacities during the years ended December 31, 2024 and 2023, respectively:

Name and Principal Position	Year	Salary ($)	Bonus / Commission ($)	Option Awards(1)($)	All Other Compensation ($)(12)	Total ($)
Michael D. Winston	2024	$357,606	$100,000	$32,760	$46,632	$536,998
Founder and Executive Chairman; Treasurer	2023	$281,606	$100,000	$—	$52,814	$434,420

George Murnane	2024	$232,212	$100,000	$4,914	$58,008	$395,134
Chief Executive Officer, Chief Financial Officer and President	2023	$234,615	$100,000	$359,745	$63,720	$758,080

Patrick McNulty	2024	$185,769	$47,732	$7,371	$45,192	$286,064
Chief Operating Officer	2023	$172,933	$18,106	$205,035	$40,886	$436,960

(1) The amounts in this column do not represent amounts the named executive officers received or are entitled to receive. Rather, the reported amounts represent the aggregate grant date fair value of option awards granted to each named executive officer, computed in accordance with FASB ASC Topic 718, as further described in Note 2 of the notes to our Consolidated Financial Statements included in this Annual Report, which contains a discussion of all assumptions made by us in determining the grant date fair value of our equity awards. The reported amounts do not reflect the risk the option awards may be forfeited in certain circumstances and, for awards that are subject to performance conditions, the risk there is no payout because the performance conditions are not met.

(2) The reported amounts of all other compensation for 2024 include the following items:

Name	Contributions to Qualified Defined Contribution Plan(a)	Fringe Benefits(b)	Health and Disability Benefits(c)
Michael D. Winston	$14,015	$8,640	$23,977
George Murnane	$12,569	$20,016	$25,423
Patrick McNulty	$—	$7,200	$37,992

(a)	Represents Jet.AI’s contributions to the Jet.AI 401(k) Retirement Plan, a broad-based tax qualified defined contribution plan, based on the same fixed and matching contribution formula applicable to all participants in this plan.

(b)	Represents amounts paid directly to the named executive officer for certain fringe benefits including:

●	Bi-weekly reimbursement for automotive costs (up to $600);

●	Bi-weekly reimbursement for mobile phone costs (up to $150);

●	Bi-weekly reimbursement for health club (up to $100);

●	For employees that opt for the High Deductible Health Plan offered by our healthcare provider, a $1,500 annual tax-free contribution to an HSA by the company on the employee’s behalf; and

●	Employee achievement awards - up to $1,600 of non-taxable tangible personal property each year, other than cash, cash equivalent or gift card Employee achievement awards (up to $1,600).

(c)	Represents amounts paid by the Company towards the named executive officer’s health, dental and vision insurance, health savings account and life insurance expenses.

Narrative Disclosure to Summary Compensation Table

For 2024, the compensation program for Jet.AI’s named executive officers consisted of base salary, bonus and equity awards.

Compensation Arrangements following the Business Combination

A condition to Jet Token’s obligation to close the Business Combination was that the Company enter into new or amended employment agreements or arrangements with Michael Winston, George Murnane and Patrick McNulty, effective as of the Closing. The terms of those employment agreements and arrangements are disclosed below.

Michael Winston

On August 8, 2023, Michael Winston entered into an employment offer letter with Jet.AI to serve as the Company’s Executive Chairman and as the chief executive officer of the Company until a chief financial officer is appointed by the Company to replace Mr. Murnane, who will serve as chief financial officer during this interim period until he becomes the chief executive officer of the Company. Pursuant to the offer letter, Mr. Winston is entitled to receive a base salary of $385,000.00 and will be eligible to participate in the Company’s performance bonus program, which is expected to be established by June 30, 2025. Mr. Winston is entitled to participate in the Company’s commission plan for new customer sales and renewal customers and sales of aircraft. Mr. Winston will be eligible for a special cash bonus of $1,500,000 upon a Change of Control (as defined in the offer letter). Pursuant to the offer letter, if Mr. Winston’s employment is terminated without “Cause” or for “Good Reason” (as such terms are defined in the offer letter), Mr. Winston will be entitled to severance in the amount equal to three times his then current base salary, less all applicable withholdings and deductions, paid over a 12 month period, conditioned upon Mr. Winston delivering a general release of claims in favor of the Company within 30 days following his termination date.

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

Patrick McNulty

On July 11, 2023, Patrick McNulty entered into an amended and restated employment offer letter with Jet.AI to serve as the Company’s Chief Operating Officer. Pursuant to the offer letter, Mr. McNulty is entitled to receive a base salary of $200,000.00 and will be eligible to participate in the Company’s performance bonus program, which is expected to be established by June 30, 2025. Mr. McNulty is entitled to participate in the Company’s commission plan for new customer sales and renewal customers and sales of aircraft.

The foregoing descriptions of Mr. Winston’s, Mr. Murnane’s and Mr. McNulty’s offer letters are qualified in their entirety by the full text of such agreements, copies of which are filed as Exhibits 10.4, 10.3 and 10.5, respectively, to this Report and incorporated herein by reference.

2023 and 2024 Equity Awards

In 2023, following the Business Combination, Mr. Murnane received options to purchase 150,000 shares of our common stock, par value $0.0001 per share (“Common Stock”) under the 2023 Jet.AI Inc. Omnibus Incentive Plan (as amended, the “Omnibus Incentive Plan”) adopted in connection with the Business Combination, described below, and Mr. McNulty received options to purchase 50,000 shares of Common Stock under the Omnibus Incentive Plan. During 2024, Mr. Winston, Mr. Murnane and Mr. McNulty received options to purchase 1778, 267 and 400 shares of our Common Stock, respectively.

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

The contributions made on behalf of the named executive officers for fiscal years 2023 and 2024 are disclosed above in the notes to the Summary Compensation Table.

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

Base Salary

In 2024, each of Mr. Murnane and Mr. McNulty received an annual base salary from Jet Token to compensate them for services rendered to the Company. Prior to the Business Combination, the base salaries of Mr. McNulty and Mr. Murnane were $175,000 and $250,000, respectively, and following the Business Combination were $200,000 and $250,000. The actual base salary received by each named executive officer is set forth above in the Summary Compensation Table in the column titled “Salary.” Prior to the Business Combination, Jet Token did not have any formal compensation arrangements with its Founder and Executive Chairman, Mr. Winston. Rather, Mr. Winston, as its sole board member, determined the compensation to be paid to him from time to time in consultation with Jet Token’s Chief Executive Officer and President, Mr. Murnane.

Cash Bonus

Each of Mr. Murnane’s and Mr. McNulty’s Jet Token employment arrangement provided that the named executive officer would be eligible to earn a discretionary annual bonus subject to achievement of certain goals (including revenue and profitability targets) as determined by the board of directors of Jet Token (“Jet Token Board”). In 2024 and 2023, Mr. Winston, Mr. Murnane and Mr. McNulty were eligible to earn annual cash bonuses based on their performance, as determined by the Jet Token Board, in its discretion.

The actual annual cash bonuses awarded to each of the named executive officers for fiscal 2024 and fiscal 2023 performance are set forth above in the Summary Compensation Table in the column titled “Bonus.”

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information regarding each outstanding option award or unvested stock award held by Messrs. Winston, Murnane and McNulty as of December 31, 2024.

	Option Awards
Name	Number of Securities Underlying Unexercised Jet.AI Options (#) Exercisable	Number of Securities Underlying Unexercised Jet.AI Options (#) Unexercisable		Jet.AI Option Exercise Price ($)	Jet.AI Option Expiration Date
Michael Winston	645		$1,133	$24.345	9/24/34
George Murnane	864		$-	$186.75	9/23/29
	864		$-	$186.75	9/23/29
	1,727	$		$938.25	12/31/30
	1,649		$51,575	$2,344.50	7/30/31
	130		$7	$2,344.50	3/16/32
	291		$374	$562.50	9/22/33
(1)	100		167	24.345	9/24/34
Patrick McNulty	13		$-	$2,344.50	8/2/31
	55		$-	$2,344.50	7/1/31
	68		$-	$2,344.50	7/1/31
	136		$-	$2,344.50	10/31/31
	136		$-	$2,344.50	1/5/32
	17		$-	$2,344.50	3/1/32
	34		$-	$2,344.50	8/31/32
	68		$-	$2,344.50	9/30/32
	101		$120	$562.50	9/22/33
(1)	145		255	24.345	9/24/34

(1)	These option grants were made pursuant to the Omnibus Incentive Plan, which was initially was approved by the Oxbridge board of directors on July 10, 2023, and by the Oxbridge stockholders in connection with the approval of the Business Combination on August 7, 2023. The Omnibus Incentive Plan became effective as of August 10, 2023, upon the completion of the Business Combination and is described below under “– The Omnibus Incentive Plan.”

In addition, on December 26, 2023, the Board approved, at the recommendation of the compensation committee and subject to stockholder approval of an amendment to the Omnibus Incentive Plan at the Company’s 2024 annual meeting, the grant of incentive stock options to Mr. Murnane, exercisable for 60,000 shares of Common Stock, and to Mr. McNulty, exercisable for 90,000 shares of Common Stock. The amendment was approved at, and these options were granted following, the 2024 annual meeting. The options vest 1/3 each year beginning December 26, 2024 at an exercise price equal to the fair market value of the Common Stock on the date of grant, and expiring on the 10th anniversary of the grant date.

Equity Grant Timing

The Board does not determine the timing or terms of equity awards, including stock options or similar awards whose exercise price is related to the market value of our common stock, in connection with the release of material nonpublic information that is likely to result in changes to the price of our common stock, such as a significant positive or negative earnings announcement, and we do not time the public release of such information based on stock option grant dates. During fiscal year 2024, there were no equity awards granted to any of our named executive officers within either four business days before or one business day after the filing of our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, and any Current Report on Form 8-K that contained any material nonpublic information.

The Omnibus Incentive Plan

In connection with the Business Combination, the Company adopted the Omnibus Incentive Plan. At the 2024 annual meeting of stockholders the Company’s stockholders approved the Amended and Restated 2023 Jet.AI Inc. Omnibus Incentive Plan that established a fixed number of shares of Common Stock that may be issued under the plan and to eliminate an evergreen provision. The Omnibus Incentive Plan provides for the grant of equity awards to employees, outside directors, and consultants, including the direct award or sale of shares, stock options, and restricted stock units to purchase shares. The Omnibus Incentive Plan is a continuation of the 2018 Plan and 2021 Plan, which were assumed from Jet Token and amended, restated and re-named into the form of the Omnibus Incentive Plan effective as of the consummation of the Business Combination. As of December 31, 20234, subject to adjustment and annual increases (as described under “– Stock Subject to the Omnibus Incentive Plan” below), the maximum number of shares of Common Stock available for issuance under the Omnibus Incentive Plan is 10,933 shares (on a post-split basis).

Summary

The following is a summary of the principal features of the Omnibus Incentive Plan. The summary is qualified in its entirety by reference to the full text of the Omnibus Incentive Plan, which is filed as Exhibit 10.1 to this Report and is incorporated by reference herein.

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

Administration

The board of directors of Jet.AI administers the Omnibus Incentive Plan. The board has the authority under the Omnibus Incentive Plan to delegate plan administration to a committee of the board or a subcommittee thereof. The board of directors of Jet.AI or the committee of the board to which administration of the Omnibus Incentive Plan has been delegated is referred to in this Report as the Committee. Subject to certain limitations, the Committee will have broad authority under the terms of the Omnibus Incentive Plan to take certain actions under the plan.

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

Stock Subject to the Omnibus Incentive Plan

Subject to adjustment (as described below), the maximum number of shares of Common Stock available for issuance under the Omnibus Incentive Plan is 394,329 shares, with an annual increase on the first day of each calendar year beginning on January 1, 2024 and ending on January 1, 2033 equal to: (A) such amount of shares of Common Stock such that the total number of shares available for issuance under this Plan, plus the total number of shares reserved for issuance under outstanding Jet Token Options and Jet Token RSU Awards (as such terms are defined in the Business Combination Agreement) assumed in is equal to ten percent (10%) of the total number of shares then issued and outstanding as of the last day of the prior fiscal year; and (B) such smaller number of shares of Common Stock as may be determined by the Board.

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

Types of Awards

The Omnibus Incentive Plan permits Jet.AI to grant non-statutory and incentive stock options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards and other stock-based awards. Awards may be granted either alone or in addition to or in tandem with any other type of award.

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

Stock Appreciation Rights

A SAR is a right granted to receive payment of cash, stock, or a combination of both equal to the difference between the fair market value of shares of our Common Stock and the grant price of such shares. Each SAR granted must be evidenced by an award agreement that specifies the grant price, the term, and such other provisions as the board may determine. The grant price of a SAR must be at least 100% of the fair market value of our Common Stock on the date of grant. The board fixes the term of each SAR, but SARs granted under the Omnibus Incentive Plan will not be exercisable more than 10 years after the date the SAR is granted.

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

Non-Employee Director Awards; Limit on Non-Employee Director Compensation

The Committee at any time and from time-to-time may approve resolutions providing for the automatic or other grant to non-employee directors of awards. Such awards may be granted singly, in combination, or in tandem, and may be granted pursuant to such terms, conditions and limitations as the Committee may establish in its sole discretion consistent with the provisions of the Omnibus Incentive Plan. The Committee may permit non-employee directors to elect to receive all or any portion of their annual retainers, meeting fees or other fees in restricted stock, RSUs, DSUs or other stock-based awards in lieu of cash. Under the Omnibus Incentive Plan the sum of any cash compensation, or other compensation, and the value (determined as of the grant date in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, or any successor thereto) of awards granted to a non-employee director as compensation for services as a non-employee director during any fiscal year of the Company may not exceed $750,000 (increased to $800,000 with respect to any Non-Employee Director serving as Chairman of the Board or Lead Independent Director).

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

Governing Law; Mandatory Jurisdiction

Except to the extent as provided in the Omnibus Incentive Plan, the validity, construction, interpretation, administration and effect of the Omnibus Incentive Plan and any rules, regulations and actions relating to the Omnibus Incentive Plan will be governed by and construed exclusively in accordance with the laws of the State of Delaware, notwithstanding the conflicts of laws principles of any jurisdictions. Unless otherwise expressly provided in an applicable award agreement, Jet.AI and recipients of an award under the Omnibus Incentive Plan irrevocably submit to the jurisdiction and venue of the Federal or State courts of the State of Delaware relative to any and all disputes, issues and/or claims that may arise out of or relate to the Omnibus Incentive Plan or any related award agreement, with such jurisdiction and venue selected by and at the sole discretion of Jet.AI.

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

Jet Token Prior Option Plans

General. On June 4, 2018, Jet Token’s board of directors adopted the Jet Token Inc. 2018 Stock Option and Grant Plan (the “2018 Plan”). The 2018 Plan provided for the grant of equity awards to employees, and consultants, to purchase shares of Jet Token’s common stock. As of December 31, 2020, up to 3,434 shares of its common stock could be issued pursuant to awards granted under the 2018 Plan. During the year ended December 31, 2021, the 2018 Plan was amended three times to increase the total number of shares reserved for issuance thereunder. As of December 31, 2024 and 2023, the total number of shares reserved for issuance under the 2018 Plan was 10,301 shares. The 2018 Plan is administered by Jet Token’s board of directors.

In August 2021, Jet Token’s board of directors adopted the Jet Token Inc. 2021 Stock Plan (the “2021 Plan”). The 2021 plan provided for the grant of equity awards to employees, outside directors, and consultants, including the direct award or sale of shares, stock options, and restricted stock units to purchase shares. As of December 31, 2021, up to 688 shares of non-voting common stock may be issued pursuant to awards granted under the 2021 Plan. During the year ended December 31, 2022, the 2021 Plan was amended to increase the number of shares of non-voting common stock authorized under the 2021 Plan to 2,063. In the event that shares of non-voting common stock subject to outstanding options or other securities under the Jet Token’s 2018 Stock Open and Grant Plan expire or become exercisable in accordance with their terms, such shares shall be automatically transferred to the 2021 Plan and added to the number of shares then available for issuance under the 2021 Plan.

Plan Administration. The Jet Token Board administered the Jet Token Option Plan. The compensation committee of the Board currently administers the Jet Token Option Plan following the Closing Date.

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

Non-Employee Director Compensation Arrangements

Following the Business Combination, the compensation committee recommended, and the Board approved, a Non-Employee Director Compensation Policy (the “Policy”). The Policy has been designed to attract and retain high quality non-employee directors by providing competitive compensation and aligning their interests with the interests of our stockholders through equity awards. This Policy provides for an annual cash retainer to each eligible non-employee director of $50,000. In addition, each of the following is entitled to an additional annual retainer in the following amounts:

●	Lead Independent Director: $25,000
●	Audit Committee Chair: $15,000
●	Compensation Committee Chair: $10,000
●	Nominating and Corporate Governance Committee Chair: $6,250

Under the Non-Employee Director Compensation Policy, as amended, the non-executive directors of the Company are also entitled to receive the equity compensation under the Omnibus Incentive Plan, subject to approval of an amendment to the Omnibus Incentive Plan by stockholders at the 2025 annual meeting, At the close of business on the date of each annual meeting of stockholders, each person who is then a non-employee director, will automatically receive a restricted stock unit (“RSU”) award having a value of $25,000 and a restricted stock grant of $25,000. Each annual RSU and annual restricted stock grant will vest on the date of the following year’s annual meeting (or the date immediately preceding the date of the following year’s annual meeting if the non-employee director’s service as a director ends at such meeting as a result of the director’s failure to be re-elected or the director not standing for re-election. The vesting of each annual RSU and annual restricted stock grant is subject to the non-employee director’s continuous service on the applicable vesting date of each such awards.

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

The Company began paying cash compensation to non-employee directors following the Business Combination in accordance with the terms of the Non-Employee Director Compensation Policy. The table below describes the compensation earned by the non-employee directors during fiscal 2024.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	All Other Compensation	Total
Ehud Talmor (2)	$52,000	$35,000	—	$87,000
Wrendon Timothy (3)	$82,000	$35,000	—	$117,000
William Yankus	$42,000	$35,000	—	$77,000
Lt. Col. Ran David	$42,000	$35,000	—	$77,000
Donald Jeffrey Woods(4)	$48,250	$35,000	—	$83,250

(1)	Amounts in the table reflect equity grants granted in 2024 and recommended by the compensation committee and approved by the Board in January 2025 and as contemplated by the Policy to each of the directors. These grants, which have not been made and are subject to stockholder approval of an amendment to the Omnibus Incentive Plan, equal 1,029 RSUs to each such director, representing the then value of $25,000, and a grant of 1,029 restricted stock to each such director, representing the then value of $25,000. Each of these grants will be made, and will fully vest, on the date of the Company’s 2025 annual meeting, assuming stockholders approve the amendment to the Omnibus Incentive. If either Mr. Timothy or Mr. Yankus is not elected as a Class II director at the 2025 annual meeting, these equity grants will be deemed made, and will vest, on the date immediately preceding the 2025 annual meeting. There are no other awards outstanding or anticipated to be granted to directors for services rendered in 2024.
(2)	Mr. Talmor is chairperson of the compensation committee.
(3)	Mr. Timothy is the lead independent director and chairperson of the audit committee.
(4)	Mr. Woods is chairperson of the nominating and corporate governance committee.

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

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of shares of Common Stock as of March 12, 2025, by:

●	each person who is, or is expected to be, the beneficial owner of more than 5% of the outstanding shares of Common Stock upon the Closing of the Business Combination;

●	each of the Company’s executive officers and directors; and

●	all of the Company’s executive officers and directors as a group upon the Closing.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and restricted stock units that are currently exercisable or vested or that will become exercisable or vest within 60 days. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G or 13D filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The beneficial ownership percentages set forth in the table below are based on 2,187,001 shares of Common Stock issued and outstanding as of March 12, 2025 and other than as noted below.

Name and Address of Beneficial Owner(1)	Number of Shares	% of Common Stock Outstanding
Directors and Executive Officers:
Michael D. Winston, CFA(2)	30,529	1.4%
George Murnane(3)	5,707	0.3%
William L. Yankus(4)	97	0.0%
Wrendon Timothy(5)	1,206	0.1%
Patrick McNulty(6)	820	0.0%
Lt. Col. Ran David(7)	874	0.0%
Jeffrey Woods(8)	97	0.0%
Ehud Talmor(9)	737	0.0%
All Directors and Executive Officers as a group (8 individuals)	40,067	1.8%
Five Percent Holders:
Ionic Ventures, LLC (10)	242,730	9.99%

(1)	Unless otherwise indicated, the business address of each of the directors and executive officers of the Company is c/o Jet.AI Inc., 10845 Griffith Peak Drive, Suite 200, Las Vegas, NV 89135.
(2)	Includes 29,740 shares of Common Stock, and 789 shares of Common Stock issuable upon the exercise of vesting options within 60 days of March 11, 2025.
(3)	Comprised of 5,707 shares of common stock issuable upon the exercise of vesting options within 60 days of March 11, 2025.
(4)	Comprised of shares of common stock.
(5)	Comprised of shares of common stock.
(6)	Comprised of 820 shares of common stock issuable upon the exercise of vesting options within 60 days of March 11, 2025.
(7)	Includes 97 shares of Common Stock, and 777 shares of Common Stock issuable upon the exercise of vesting options within 60 days of March 11, 2025.
(8)	Comprised of shares of common stock.
(9)	Includes 97 shares of Common Stock, and 640 shares of Common Stock issuable upon the exercise of vesting options within 60 days of March 11, 2025.
(10)	Consists of an aggregate of up to 242,730 shares of Common Stock issuable upon conversion of shares of Series B Preferred Stock within 60 days of March 11, 2025. Keith Coulston and Brendan O’Neil, each as managers of Ionic Management, LLC, the manager of Ionic Ventures, LLC, have shared power to vote and/or dispose of the Shares beneficially owned by Ionic Ventures, LLC. Mr. Coulston and Mr. O’Neil each disclaim beneficial ownership of the Company’s securities reported herein except to the extent of their pecuniary interest therein. The principal business address for Ionic Ventures, LLC is 3053 Fillmore St, Suite 256, San Francisco, CA 94123.

Item 13 Certain Relationships and Related Transactions, and Director Independence

In addition to the compensation arrangements with directors and executive officers described under Item 10 and Item 11, the following is a description of each transaction since January 1, 2023 and each currently proposed transaction in which:

●	we have been or are to be a participant;

●	the amount involved exceeds or will exceed the lesser of (i) $120,000 and (ii) 1% of the average of our total assets as of December 31, 2024 and 2023; and

●	any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Related Party Transactions in Connection with and Subsequent to the Business Combination

Maxim Payment and Settlement Agreement

On August 10, 2023, the Company entered into a settlement agreement (“Maxim Settlement Agreement”) with Maxim Group LLC, the underwriter for the Company’s initial public offering (“Maxim”). Pursuant to the Maxim Settlement Agreement, the Company issued to Maxim Partners in a private placement pursuant to an exemption from registration under , (a) 1,200 shares of Jet.AI Common Stock to Maxim Partners to settle the payment obligations of the Company under the underwriting agreement dated on or about August 11, 2021, by and between the Company and Maxim and (b) 1,127 Series A Preferred Shares to Maxim Partners, which shares of Jet.AI Common Stock are subject to a Registration Rights Agreement. The Company also issued 1,127 Series A Preferred Shares in an amount equal in value to $1,127,000. The Series A Preferred Shares accrue interest at the rate of 8% per annum (which increases to 18% if the Company fails to meet certain obligations under the terms thereof), payable quarterly and, at the Company’s option, in shares of the Company’s common stock. The Series A Preferred Shares are convertible into 501 shares of common stock. The Company also issued 511 shares of common stock to Maxim Partners on August 16, 2021, in a private placement exempt from registration under Section 4(a)(2) of the Securities Act, to meet a payment obligation under the underwriting agreement in connection with Oxbridge’s IPO, representing a value of $2,025 per share reflecting an allocation of the $2,250 per Unit IPO price. The above issued and issuable shares of common stock shares are subject to a registration rights agreement.

The Company may, subject to certain conditions, redeem the outstanding Series A Preferred Shares in cash at the $1,000 original issue price, subject to adjustment, plus accrued and unpaid dividends. The Company is required to redeem all the outstanding Series A Preferred Shares are subject to mandatory redemption on August 10, 2024, which will was automatically extended by an additional three (3) months period as the Company has not as of such date did not complete one or more equity financings prior to such date that, in total, result in gross proceeds to the Company of $10.0 million or greater. If the Company raises equity capital, 15% of the net proceeds must be used to redeem the Series A Preferred Shares if requested by the holder.

In July 2024, the Company and Maxim entered into an amendment to the Maxim Settlement Agreement and agreed to, among other things, amend the definition of the “Series A Conversion Price” for the Series A Preferred Shares and certain restrictions with respect to shares of Company common stock Maxim may acquire upon the conversion of its shares of Series Preferred Stock. During the year ended December 31, 2024, the Company issued 10,167 shares of Common Stock for the conversion of 551 Series A Preferred Shares.

Sponsor Settlement Agreement

On August 10, 2023, the Company entered into settlement agreement (“Sponsor Settlement Agreement”) with Jet Token, Oxbridge, and OAC Sponsor Ltd. (the “Sponsor”). Pursuant to the Sponsor Settlement Agreement, the Company issued, in a private placement exempt from registration under Section 4(a)(2) of the Securities Act, 575 Series A-1 575 shares of the Company’s Series A-1 Preferred Shares to settle the payment obligations of the Company under a promissory note in the principal amount of $575,000 dated November 14, 2022 in favor of Sponsor. The Series A-1 Preferred Shares accrue interest at the rate of 5% per annum (which increases to 18% if the Company fails to meet certain obligations under the terms thereof), payable quarterly in cash. The Series A-1 Preferred Shares are convertible into 57,500 shares of Common Stock. The shares of common stock issuable upon conversion of the Series A-1 Preferred Shares were subject to a registration rights agreement between the Company and Sponsor.

The Company may, subject to certain conditions, redeem the outstanding Series A-1 Preferred Shares in cash at the $1,000 original issue price, subject to adjustment, plus accrued and unpaid dividends. The Company is required to redeem all the outstanding Series A-1 Preferred Shares on August 10, 2024, which was automatically extended by an additional three (3) months period as the Company has not as of such date did not complete one or more equity financings prior to such date that, in total, result in gross proceeds to the Company of $10.0 million or greater. If the Company raises equity capital, 15% of the net proceeds is to be used to redeem the Series A-1 Preferred Shares if requested by the holder.

The foregoing description of the Sponsor Settlement Agreement and registration rights agreement is qualified in its entirety by the full text of such agreements, copies of which are filed as Exhibit 10.22 and Exhibit 10.23, respectively, to this Report, and are incorporated herein by reference. The terms of the Series A-1 Preferred Shares are set forth in the Designation of the Series A-1 Convertible Preferred Stock filed as Exhibit 3.3 to this Report, and are incorporated herein by reference.

In August 2024, Sponsor agreed to waive certain notice and redemption rights in favor of Sponsor pursuant to terms of the Series A-1 Preferred Shares held by Sponsor related to equity financings conducted by the Company in consideration of $100,000 which was paid in October 2024.

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

The Bridge Agreement was entered into with, and funding was provided by, Michael Winston, the Executive Chairman of the Board and Interim Chief Executive Officer, Wrendon Timothy, a member of the Board and all three Committees of the Board, William Yankus, a member of the Board and two of its Committees, and Oxbridge RE Holdings Limited, a then significant stockholder of the Company for which Mr. Timothy serves as a director and officer, as well as the four other investors named in the Bridge Agreement.

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

As consideration for Maxim’s services pursuant to the Agreement, the Company paid Maxim a fee in cash totaling $75,000. In addition to payment to Maxim of the compensation, the Company agreed to reimburse Maxim for all reasonable expenses (including, without limitation, fees and disbursements of counsel and all travel and other out-of-pocket expenses) incurred by Maxim in connection with its engagement. Such expenses will not exceed $2,500 without prior authorization of the Company.

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

Maxim Placement Agency Agreement

As previously disclosed, on March 28, 2024, the Company entered into a Securities Purchase Agreement (the Securities Purchase Agreement”) with Ionic Ventures, LLC (“Ionic”) for a private placement, which closed on March 29, 2024. In connection with the transactions under the Securities Purchase Agreement, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Maxim. Pursuant to the terms of the Placement Agency Agreement, the Company must pay Maxim a cash fee equal to 7% of the aggregate gross proceeds raised under the Securities Purchase Agreement and reimburse Maxim, directly upon the initial closing under the Securities Purchase Agreement for all travel and other documented out-of-pocket expenses incurred by Maxim, including the reasonable fees, costs and disbursements of its legal counsel, in an amount not to exceed an aggregate of $15,000. The Company paid Maxim a total of $120,000 out of the gross proceeds it received on March 29, 2024. Because the Company issued additional securities to Ionic as contemplated by the Securities Purchase Agreement, the Company paid Maxim cash fees of $1,050,000.

The Company also granted Maxim a right of first refusal to act as sole agent or sole managing underwriter and sole book runner for any and all future public and private equity and public debt offerings of the Company, or any successor to or any subsidiary of the Company for a period until the earlier of (i) December 31, 2024 and (ii) redemption and/or conversion in full of all Series A Preferred Shares of the Company beneficially owned by Maxim. The Company also agreed to indemnify Maxim and its affiliates, directors, officers, employees and controlling persons against all losses, claims, damages, expenses and liabilities, as the same are incurred (including the reasonable fees and expenses of counsel), relating to or arising out of its activities pursuant to the Placement Agency Agreement.

Maxim Engagement Letter

On December 4, 2024, the Company entered into an engagement letter (the “Maxim Engagement Letter”) with Maxim Group LLC. (“Maxim”), pursuant to which the Company engaged Maxim to serve as its exclusive financial advisor with respect to one or more potential business combinations involving the Company for a period of seven months. Pursuant to the Maxim Engagement Letter, the Company agreed to pay Maxim a non-refundable stock fee of 25,000 shares (the “Retainer”) which were issued upon execution of the engagement letter. The shares were recorded to General and Administrative expenses as stock-based compensation based on the fair value of the shares of $95,000.

If the Company consummates a Transaction with a Potential Buyer, then Maxim shall receive a fee (the “Success Fee”) of $500,000 upon the closing of the Transaction. In the event that the Company enters into an agreement with respect to a Transaction during the term of this Agreement that is subsequently terminated, and the Company becomes entitled to a break-up, termination, topping, expense reimbursement or similar fee or payment (including any judgment for damages or amount in settlement of any dispute as a result of such termination, or any profit on any stock acquired from, or stock option granted by, any party to such transaction), a fee (the “Break-up Fee”) equal 25% of all such amounts, payable promptly upon receipt of such amounts by the Company. In addition to the Retainer, Success Fee and Break-up Fee payable pursuant to the Maxim Engagement Letter, and regardless of whether any Transaction is proposed or consummated, the Company shall reimburse Maxim for all reasonable travel, food, lodging and other out-of-pocket expenses incurred in connection with the services performed by Maxim pursuant to Maxim Engagement Letter promptly after submission of such properly evidenced expenses to the Company.

Oxbridge Related Party Transactions

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

Jet Token’s Related Party Transactions

From time to time, related parties made payments on Jet Token’s behalf or advance cash to Jet Token for operating costs which require repayment. Such transactions are considered short-term advances and non-interest bearing. During the years ended December 31, 2024 and 2023, Michael Winston, Jet Token’s Founder and Executive Chairman, advanced a total of $0 and $72,000, respectively, to Jet Token in the form of a non-interest-bearing loan and Jet Token repaid $0 and $242,196 of these advances, respectively. As of December 31, 2023 such advances had been fully repaid.

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

A “Related Party” under the policy includes:

●	Any person who is, or at any time since the beginning of the Company’s last fiscal year was, a

●	director, executive officer or employee of the Company (or its subsidiaries);

●	Any stockholder owning 5% or more of the Company’s voting securities;

●	Any person or entity that controls, is controlled by, or under common control with the Company;

●	Any entity in which a director or executive officer has a significant influence;

●	Any other party with whom the Company has a close business relationship that could create a conflict of interest;

●	Any immediate family member of any of the foregoing persons, including spouse, parents, children, siblings, mothers and fathers-in-law, sons and daughters-in-law, and anyone (other than domestic employees) who shares such person’s home.

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

Item 14 Principal Accountant Fees and Services

The following table sets forth fees for all professional services rendered by Hacker Johnson to the Company for the years ended December 31, 2024 and 2023.

	Year ended December 31,
	2024	2023

Audit fees	$70,000	$54,500
Audit-related fees	29,900	46,000
Total audit and audit-related fees	99,900	100,500
Tax fees	—	—
Other fees	—	—
Total fees	$99,900	$100,500

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

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	See Index to Consolidated Financial Statements on Page 73 and Exhibit Index below.

(b)	See Exhibit Index below.

(c)	Not applicable.

Exhibit Index

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report.

Exhibit Number	Description
2.1	Business Combination Agreement and Plan of Reorganization, dated as of February 24, 2023, by and among Oxbridge, First Merger Sub, Second Merger Sub and Jet Token (incorporated by reference to Exhibit 2.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
2.2	Amendment No. 1 to Business Combination Agreement and Plan of Reorganization, dated May 11, 2023, by and among Oxbridge, First Merger Sub, Second Merger Sub and Jet Token (incorporated by reference to Exhibit 2.2 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
2.3#	Agreement and Plan of Merger and Reorganization dated as of February 13, 2025, by and among Jet.AI Inc., flyExclusive, Inc., FlyX Merger Sub, Inc., and Jet.AI SpinCo, Inc. (incorporated by reference to Exhibit 2.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on February 20, 2025).
3.1*	Certificate of Incorporation of Jet.AI Inc., as amended through November 12, 2024.
3.2*	Certificate of Designation of the Series A Convertible Preferred Stock of Jet.AI Inc., as amended through July 15, 2024.
3.3	Certificate of Designation of the Series A-1 Convertible Preferred Stock of Jet.AI Inc., dated August 10, 2023 (incorporated by reference to Exhibit 3.3 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.4*	Certificate of Designations of Series B Convertible Preferred Stock of Jet.AI Inc., as amended through February 14, 2025.
3.5*	Bylaws of Jet.AI Inc., as amended through August 5, 2024.
4.1	Warrant by and between Jet. AI Inc. and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 (File. No. 333-274432) of Jet.AI Inc. filed with the SEC on September 8, 2023).
4.2	Warrant Agreement Amendment by and between Jet.AI Inc. and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A (File No. 333-274432) of Jet.AI Inc. filed with the SEC on October 27, 2023).
4.3	Warrant by and between Jet.AI Inc. and Ionic Ventures, LLC (incorporated by reference to Exhibit 4.5 of Jet.AI’s Annual Report on Form 10-K filed with the SEC on April 1, 2024).
10.1+	2023 Jet.AI Inc. Amended and Restated Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on September 26, 2024).
10.2+	Employment Offer Letter dated August 8, 2023 between George Murnane and Jet.AI Inc. incorporated by reference to Exhibit 10.12 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).

10.3 +	Employment Offer Letter dated August 8, 2023 between Michael Winston and Jet.AI Inc. (incorporated by reference to Exhibit 10.11 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.4+	Employment Offer Letter dated July 11, 2023 between Patrick McNulty and Jet.AI Inc. (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-274432) of Jet.AI Inc. filed with the SEC on September 8, 2023).
10.5	Share Purchase Agreement by and among Jet Token Inc., GEM Global Yield LLC SCS and GEM Yield Bahamas Limited, dated August 4, 2022 (incorporated by reference to Exhibit 10.7 of Oxbridge Acquisition Corp.’s Form S-4/A (File No. 333-270848) filed with the SEC on May 11, 2023).
10.6	Registration Rights Agreement by and among Jet Token Inc., GEM Global Yield LLC SCS and GEM Yield Bahamas Limited, dated August 4, 2022 (incorporated by reference to Exhibit 10.8 of Oxbridge Acquisition Corp.’s Form S-4/A (File No. 333-270848) filed with the SEC on May 11, 2023).
10.7	Form of Forward Purchase Agreement, dated August 6, 2023 (incorporated by reference to Exhibit 10.1 of Oxbridge Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 7, 2023).
10.8	Form of FPA Funding Amount PIPE Subscription Agreement, dated August 6, 2023 (incorporated by reference to Exhibit 10.2 of Oxbridge Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 7, 2023).
10.9	Forward Purchase Agreement Confirmation Amendment dated as of August 31, 2023 (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on September 1, 2023).
10.10	Forward Purchase Agreement Confirmation Second Amendment, dated as of October 2, 2023, among Jet.AI Inc. and the other parties named therein (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on October 10, 2023).
10.11	Settlement Agreement date August 10, 2023 between Oxbridge Acquisition Corp. and Maxim Group LLC (incorporated by reference to Exhibit 10.6 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.12	Registration Rights Agreement dated August 10, 2023 between Oxbridge Acquisition Corp. and Maxim Group LLC (incorporated by reference to Exhibit 10.7 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.14	Form of 2023 Warrant Exchange Agreement dated as of December 28, 2023 (incorporated by reference to Exhibit 10.28 of Jet.AI’s Current Report on Form 8-K filed with the SEC on January 3, 2024).
10.15	Form of 2024 Warrant Exchange Agreement (incorporated by reference to Exhibit 10.29 of Jet.AI’s Current Report on Form 8-K filed with the SEC on January 17, 2024).
10.16	Securities Purchase Agreement dated as of March 28, 2024 and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.30 of Jet.AI’s Annual Report on Form 10-K filed with the SEC on April 1, 2024).
10.17	Voting Agreement dated as of March 29, 2024 by and among Jet.AI Inc. and certain stockholders (incorporated by reference to Exhibit 10.31 of Jet.AI’s Annual Report on Form 10-K filed with the SEC on April 1, 2024).
10.18	Registration Rights Agreement dated as of March 29, 2024 between Jet.AI Inc. and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.32 of Jet.AI’s Annual Report on Form 10-K filed with the SEC on April 1, 2024).
10.19	Placement Agency Agreement (incorporated by reference to Exhibit 10.33 of Jet.AI’s Current Report on Form 8-K filed with the SEC on April 19, 2024).
10.20	Amendment No.1 to Settlement Agreement between Jet.AI Inc. and Maxim Group LLC (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on July 17, 2024).
10.21	Settlement Agreement and Stipulation dated August 21, 2024 by and between Jet.AI Inc. and Sunpeak Holdings Corporation (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 30, 2024).
10.22	Letter Agreement, dated September 24, 2024, between Jet.AI Inc. and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on September 25, 2024).
10.23	Letter Agreement, dated October 10, 2024, between Jet.AI Inc. and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on October 10, 2024).
10.24	Letter Agreement, dated October 18, 2024, between Jet.AI Inc. and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on October 18, 2024).
10.25	Form of Securities Purchase Agreement, dated October 10, 2024, between Jet.AI Inc. and certain institutional investors (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on October 11, 2024).

10.26	Form of Lock-Up Agreement, dated October 10, 2024 (incorporated by reference to Exhibit 10.3 of Jet.AI’s Current Report on Form 8-K filed with the SEC on October 11, 2024)
10.27	Form of Securities Purchase Agreement, dated October 21, 2024, between Jet.AI Inc. and certain institutional investors (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on October 22, 2024).
10.28	Equity Distribution Agreement, dated October 25, 2024, between Jet.AI Inc. and Maxim Group LLC (incorporated by reference to Exhibit 1.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on October 25, 2024).
10.29^	Aircraft Purchase Agreement, dated October 31, 2024, between Galilee, LLC, a wholly-owned subsidiary of Jet.AI Inc., and Textron Aviation Inc. (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on November 5, 2024).
10.30	Separation and Distribution Agreement dated as of February 13, 2025, by and among Jet.AI Inc., Jet.AI SpinCo, Inc., and flyExclusive, Inc. (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on February 20, 2025).
10.31	Form of Stockholder Support Agreement (incorporated by reference to Exhibit 10.2 of Jet.AI’s Current Report on Form 8-K filed with the SEC on February 20, 2025).
21.1*	List of Subsidiaries of Jet.AI Inc.
23.1*	Consent of Hacker Johnson & Smith PA.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Jet.AI Inc. Clawback Policy.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Management contracts.
#	Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.
^	Portions of this exhibit have been omitted as being both (i) not material and (ii) the type of information that the registrant treats as private or confidential. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

JET.AI INC.

	By:	/s/ Mike Winston
	Name:	Mike Winston
	Title:	Executive Chairman and Interim Chief Executive Officer
(Principal Executive Officer)
Date: March 26, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mike Winston	Executive Chairman and Interim Chief Executive Officer	March 26, 2025
Mike Winston	(Principal Executive Officer)

/s/ George Murnane	Interim Chief Financial Officer and Director	March 26, 2025
George Murnane	(Principal Financial Officer, Principal Accounting Officer)

/s/ William Yankus	Director	March 26, 2025
William Yankus

/s/ Wrendon Timothy	Director	March 26, 2025
Wrendon Timothy

/s/ Lt. Col. Ran David	Director	March 26, 2025
Lt. Col. Ran David

/s/ Donald Jeffrey Woods	Director	March 26, 2025
Donald Jeffrey Woods

/s/ Ehud Talmor	Director	March 26, 2025
Ehud Talmor

72

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Jet.AI Inc.

Las Vegas, Nevada:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Jet.AI Inc. (the “Company”), as of December 31, 2024 and 2023 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended and the related notes and consolidated financial statement schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

To the Shareholders and the Board of Directors

Jet.AI Inc.

Page Two

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

HACKER, JOHNSON & SMITH PA

We have served as the Company’s auditor since 2023.

Tampa, Florida

March 26, 2025

JET.AI INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$5,872,627	$2,100,543
Accounts receivable	132,230	96,539
Other current assets	357,751	190,071
Prepaid offering costs	-	800,000
Total current assets	6,362,608	3,187,153

Property and equipment, net	5,055	7,604
Intangible assets, net	86,745	73,831
Right-of-use lease asset	1,048,354	1,572,489
Investment in joint venture	100,000	100,000
Deposit on aircraft	2,400,000	-
Deposits and other assets	794,561	798,111
Total assets	$10,797,323	$5,739,188

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$280,450	$1,656,965
Accrued liabilities	1,663,338	2,417,115
Deferred revenue	1,319,746	1,779,794
Operating lease liability	525,547	510,034
Note payable, net	-	321,843
Notes payable - related party, net	-	266,146
Total current liabilities	3,789,081	6,951,897

Lease liability, net of current portion	495,782	1,021,330
Redeemable preferred stock	-	1,702,000
Total liabilities	4,284,863	9,675,227

Commitments and contingencies (Notes 2, 5, and 11)	-	-

Stockholders’ Equity (Deficit)
Preferred Stock, 4,000,000 shares authorized, par value $0.0001, 0 issued and outstanding	-	-
Series B Convertible Preferred Stock, 5,000 shares authorized, par value $0.0001,250 and 0 issued and outstanding	-	-
Common stock, 200,000,000 shares authorized, par value $0.0001, 1,629,861 and 43,353 issued and outstanding	162	4
Subscription receivable	(6,724)	(6,724)
Additional paid-in capital	59,065,100	35,343,069
Accumulated deficit	(52,546,078)	(39,272,388)
Total stockholders’ equity (deficit)	6,512,460	(3,936,039)
Total liabilities and stockholders’ equity (deficit)	$10,797,323	$5,739,188

See accompanying notes to consolidated financial statements

JET.AI INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2024	2023

Revenues	$14,022,628	$12,214,556

Cost of revenues	14,987,245	12,393,089

Gross loss	(964,617)	(178,533)

Operating Expenses:
General and administrative (including stock-based compensation of $4,287,236, and $6,645,891, respectively)	10,752,048	11,597,173
Sales and marketing	687,785	573,881
Research and development	162,152	160,858
Total operating expenses	11,601,985	12,331,912

Operating loss	(12,566,602)	(12,510,445)

Other expense (income):
Interest expense	167,054	103,615
Other income	(221)	(116)
Total other expense	166,833	103,499

Loss before provision for income taxes	(12,733,435)	(12,613,944)

Provision for income taxes	-	2,464

Net Loss	$(12,733,435)	$(12,616,408)

Deemed dividend from warrant exchange offer	(540,255)	-
Cumulative preferred stock dividends	(109,303)	(46,587)

Net Loss to common stockholders	$(13,382,993)	$(12,662,995)

Weighted average shares outstanding - basic and diluted	279,201	28,119
Net loss per share - basic and diluted	$(47.93)	$(450.34)

See accompanying notes to consolidated financial statements

JET.AI INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series B Preferred Stock		Common Stock		Subscription	Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit)
Balance at December 31, 2022	-	-	19,799	2	(15,544)	27,407,815	(26,655,980)	736,293
Stock-based compensation	-	-	662	-	-	6,645,891	-	6,645,891
Sale of Common Stock for cash	-	-	293	-	(86,370)	1,598,630	-	1,512,260
Receipt of subscription receivable	-	-	-	-	95,190	-	-	95,190
Offering costs	-	-	-	-	-	(437,665)	-	(437,665)
Recapitalization	-	-	19,977	2	-	(2,128,547)	-	(2,128,545)
Issuance of Common Stock upon exercise of warrants	-	-	400	-	-	1,035,000	-	1,035,000
Issuance of Common Stock pursuant to Forward Purchase Agreement	-	-	2,222	-	-	1,221,945	-	1,221,945
Net loss	-	-	-	-	-	-	(12,616,408)	(12,616,408)
Balance at December 31, 2023	-	$-	43,353	$4	$(6,724)	$35,343,069	$(39,272,388)	$(3,936,039)
Stock-based compensation	50	-	25,889	3	-	4,287,233	-	4,287,236
Sale of Common Stock for cash	-	-	976,372	97	-	11,849,909	-	11,850,006
Issuance of Common Stock for settlement of accounts payable and accrued liabilities	-	-	162,481	16	-	2,916,882	-	2,916,898
Issuance of Common Stock from warrant exchange	-	-	53,528	5	-	540,250	(540,255)	-
Issuance of Common Stock upon exercise of warrants	-	-	6,891	1	-	742,473	-	742,474
Series A Preferred Stock conversion	-	-	10,166	1	-	550,999	-	551,000
Sale of Series B Convertible Preferred Units	150	-	1,111	-	-	1,500,025	-	1,500,025
Issuance of Series B Preferred Stock upon exercise of warrants	400	-	-	-	-	4,000,000	-	4,000,000
Series B Preferred Stock conversion	(350)	-	293,184	29	-	(29)	-	-
Offering costs	-	-	56,886	6	-	(2,665,711)	-	(2,665,705)
Net loss	-	-	-	-	-	-	(12,733,435)	(12,733,435)
Balance at December 31, 2024	250	$-	1,629,861	$162	$(6,724)	$59,065,100	$(52,546,078)	$6,512,460

See accompanying notes to consolidated financial statements

JET.AI INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,733,435)	$(12,616,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	2,557	135,251
Amortization of debt discount	80,761	87,989
Stock-based compensation	4,287,236	6,645,891
Non-cash operating lease costs	524,135	509,079
Changes in operating assets and liabilities:
Accounts receivable	(35,691)	(96,539)
Other current assets	(167,680)	167,790
Accounts payable	740,383	366,594
Accrued liabilities	46,223	665,426
Deferred revenue	(460,048)	846,433
Operating lease liability	(510,035)	(494,979)
Net cash used in operating activities	(8,225,594)	(3,783,473)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(4,339)
Purchase of intangible assets	(12,922)	(51,524)
Investment in joint venture	-	(100,000)
Deposit on aircraft	(2,400,000)	-
Deposits and other assets	3,550	(35,135)
Net cash used in investing activities	(2,409,372)	(190,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net of discount	-	275,000
Proceeds from related party notes payable, net of discount	-	225,000
Repayments of notes payable	(371,250)	-
Repayments of related party notes payable	(297,500)	-
Redemption of Series A and Series A-1 Preferred Stock	(1,151,000)	-
Offering costs	(1,865,705)	(437,665)
Proceeds from exercise of common stock warrants	742,474	1,035,000
Proceeds from exercise of Series B Preferred Stock warrants	4,000,000	-
Proceeds from sale of Series B Preferred Stock	1,500,025	-
Proceeds from sale of Common Stock	11,850,006	2,829,395
Proceeds from business combination	-	620,893
Net cash provided by financing activities	14,407,050	4,547,623

Increase in cash and cash equivalents	3,772,084	573,152
Cash and cash equivalents, beginning of year	2,100,543	1,527,391
Cash and cash equivalents, end of year	$5,872,627	$2,100,543

Supplemental disclosures of cash flow information:
Cash paid for interest	$167,054	$-
Cash paid for income taxes	$-	$2,464

Non cash financing activities:
Issuance of Common Stock for settlement of accounts payable	$2,116,898	$-
Issuance of Common Stock from warrant exchange	$540,255	$-
Issuance of Common Stock for Series A Preferred Stock conversion	$551,000	$-
Issuance of Common Stock for Series B Preferred Stock conversion	$29	$-
Issuance of Common Stock for offering costs	$175,500	$-
Decrease in prepaid offering costs and accrued liabilities from issuance of common stock	$800,000	$-
Subscription receivable from sale of Common Stock	$-	$86,370
Increase in accounts payable due to Business Combination	$-	$1,047,438
Increase in redeemable preferred stock due to Business Combination	$-	$1,702,000
Increase in prepaid offering costs and accounts payable	$-	$800,000
Discounts issued with notes payable	$-	$168,750

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

On August 10, 2023 (the “Closing Date”), Oxbridge consummated the business combination transaction (“Business Combination”) pursuant to the Business Combination Agreement and Plan of Reorganization (the “Business Combination Agreement”) with OXAC Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Oxbridge (“First Merger Sub”), Summerlin Aviation LLC (f/k/a OXAC Merger Sub II, LLC), a Delaware limited liability company and a direct wholly owned subsidiary of Oxbridge (“Second Merger Sub”), and Jet Token, Inc., a Delaware corporation (“Jet Token”). Pursuant to the terms of the Business Combination Agreement, a business combination between Oxbridge and Jet Token was effected through the merger of First Merger Sub and Jet Token, with Jet Token emerging as the surviving company, followed by a merger between Jet Token and Second Merger Sub, with Second Merger Sub emerging as the surviving company as a wholly owned subsidiary of Oxbridge. In connection with the finalization of the Business Combination on August 10, 2023, the Company was domesticated and continues as a Delaware corporation (the “Domestication”) and immediately changed its name to Jet.AI, Inc. (“Jet.AI” or the “Company”). Following the Business Combination, the Company has one class of common stock, par value $0.0001 per share, which was then listed on The Nasdaq Global Market (“Nasdaq”) under the ticker symbol “JTAI”. The Company also had two forms of publicly traded warrants, being its five-year redeemable warrants (the “Redeemable Warrants”) issued in connection with the Company’s initial public offering and its ten-year merger consideration warrants (the “Merger Consideration Warrants”) issued in connection with the Business Combination. The Redeemable Warrants and the Merger Consideration Warrants at the Closing Date were listed on Nasdaq under the ticker symbols “JTAIW” and “JTAIZ,” respectively.

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

Reverse Stock Split

On November 12, 2024, the Company effected a reverse common stock split of the Company’s issued and outstanding shares of common stock at a ratio of one-for-225. On the effective date, every 225 shares of common stock issued and outstanding were combined into one issued share of common stock. In addition, the aggregate number of equity-based awards that remain available to be granted under the Company’s equity compensation plans was decreased proportionately and proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of outstanding stock options, as applicable, as well as to the number of shares that would be owned upon vesting and settlement of restricted stock units and other equity-based awards, as applicable. Similar proportionate adjustments were also made to the outstanding warrants. No fractional shares were issued as a result of the reverse stock split and any fractional shares resulting from the reverse stock split were rounded down to the nearest number of whole shares so that we issued cash in lieu of any fractional shares that such stockholder would have received as a result of the reverse stock split. In accordance with ASC 260-10-55-12, the Company has adjusted the number of shares, per-share computations and the computations of basic and diluted EPS retroactively for all periods presented in the consolidated financial statements and related notes.

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

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Included within cash and cash equivalents is restricted cash of $500,000 at December 31, 2024 and 2023.

Offering Costs

The Company complies with the requirements of ASC 340, Other Assets and Deferred Costs, with regards to offering costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the consolidated balance sheets. The deferred offering costs will be charged to stockholders’ equity (deficit) upon the completion of an offering or to expenses if the offering is not completed.

Other Current Assets

Other current assets include security deposits, which relate primarily to contractual prepayments to third-parties for future services, prepaid expenses and customer receivables for additional expenses incurred in their charter trips.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective year. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. As of December 31, 2024 and 2023, property and equipment consisted entirely of equipment which is being depreciated over a three-year period.

Internal Use Software

The Company incurs software development costs to develop software programs to be used solely to meet its internal needs and cloud-based applications used to deliver its services. In accordance with ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software, the Company capitalizes development costs related to these software applications once a preliminary project stage is complete, funding has been committed, and it is probable that the project will be completed, and the software will be used to perform the function intended. As of December 31, 2024 and 2023, the Company has capitalized approximately $398,000 of internal software related costs, which is included in intangible assets in the accompanying consolidated balance sheets. Amortization expense for the years ended December 31, 2024 and 2023 was $0 and $99,527, respectively, and is included in cost of revenues in the accompanying consolidated statements of operations. Accumulated amortization as of December 31, 2024 and 2023 was $398,000.

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

Allowance for Credit Losses

The Company recognizes an expected allowance for credit losses with respect to its accounts receivable. In addition, also at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded. Accounts receivable are evaluated individually for impairment. This estimate is adjusted for management’s assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses. The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in operations or an offset to credit loss expense in the year of recovery, in accordance with the entity’s accounting policy election. No allowance for credit losses was considered necessary at December 31, 2024 and 2023.

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

Deferred revenue is an obligation to transfer services to a customer for which the Company has already received consideration. Upon receipt of a prepayment from a customer for all or a portion of the transaction price, the Company initially recognizes a contract liability. The contract liability is settled, and revenue is recognized when the Company satisfies its performance obligation to the customer at a future date. As of December 31, 2024 and 2023, the Company deferred $1,091,235 and $1,510,976, respectively, related to prepaid flight hours under the jet card program for which the related travel had not yet occurred.

The Company also generates revenues from individual ad hoc charter bookings processed through the Company’s App, whereby the Company sources, negotiates, and arranges travel on a charter basis for a customer based on pre-selected options and pricing provided by the Company to the customer through the App. In addition, Cirrus Aviation markets charters on the Company’s aircraft for the Company’s benefit. Deferred revenue with respect to the App was $212,278 and $268,818 as of December 31, 2024 and 2023, respectively.

The Company utilizes certificated independent third-party air carriers in the performance of a portion of flights. The Company evaluates whether there is a promise to transfer services to the customer, as the principal, or to arrange for services to be provided by another party, as the agent, using a control model. The nature of the flight services the Company provides to members is similar regardless of which third-party air carrier is involved. The Company directs third-party air carriers to provide an aircraft to a member or customer. Based on evaluation of the control model, it was determined that the Company acts as the principal rather than the agent within all revenue arrangements. Owner charter revenue is recognized for flights where the owner of a managed aircraft sets the price for the trip. The Company records owner charter revenue at the time of flight on a net basis for the margin we receive to operate the aircraft. If the Company has primary responsibility to fulfill the obligation, then the revenue and the associated costs are reported on a gross basis in the consolidated statements of operations. Deferred revenue with respect to the management of aircraft was $16,233 and $0 as of December 31, 2024 and 2023, respectively.

The following is a breakout of revenue components by subcategory for the years ended December 31, 2024 and 2023.

	Year Ended
	December 31,
	2024	2023

Software App and Cirrus Charter	$8,128,997	$7,125,230
Jet Card and Fractional Programs	2,288,036	2,847,533
Management and Other Services	3,605,595	2,241,793
	$14,022,628	$12,214,556

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

Aircraft Sales

The Company acquires aircraft from vendors and various other third-party sellers in the private aviation industry. The Company classifies the purchase as aircraft inventory on the consolidated balance sheets. Aircraft inventory is valued at the lower of cost or net realizable value. Sales are recorded on a gross basis within revenues and cost of revenue in the consolidated statements of operations. The Company recorded aircraft sales of $0 for the years ended December 31, 2024 and 2023.

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

1.	Chartering Third-Party Aircraft: The cost of chartering third-party aircraft is recorded as a part of the cost of sales expense. These expenses include the fees paid to third-party operators for providing aircraft services on behalf of the company. Expenses are recognized in the statements of operations in the period when the service is rendered and are reported on an accrual basis.

2.	Aircraft Lease Expenses: Aircraft lease expenses include the cost of leasing aircraft for the company’s operations. The lease expenses are recognized as an operating expense in the statements of operations over the lease term on a straight-line basis.

3.	Pilot Training and Wages: Pilot training costs are expensed as incurred and are included in the cost of sales expenses. This encompasses expenses related to initial pilot training, recurrent training, and any additional required training programs. Pilot wages, including salaries, bonuses, and benefits, are also recognized as a part of the cost of sales expenses and are reported on an accrual basis.

4.	Aircraft Fuel: The cost of aircraft fuel is recognized as an expense in the cost of sales category based on the actual consumption during flight operations. Fuel costs are recorded in the statements of operations in the period when the fuel is consumed and are reported on an accrual basis.

5.	Aircraft Maintenance: Aircraft maintenance expenses include both routine and non-routine maintenance. Routine maintenance costs are expensed as incurred and are recorded as a part of the cost of sales expense. Non-routine maintenance expenses, such as major repairs and overhauls, are capitalized and amortized over their expected useful life. The amortization expense is included in the cost of sales expense and is recognized in the statements of operations on a straight-line basis over the asset’s useful life.

6.	Other Aircraft Operating Expenses: Other aircraft operating expenses include costs such as insurance, landing fees, navigation charges, and catering services. These expenses are recognized in the statements of operations s a part of the cost of sales expenses in the period when they are incurred and are reported on an accrual basis.

Advertising Costs

The Company expenses the cost of advertising and promoting the Company’s services as incurred. Such amounts are included in sales and marketing expense in the consolidated statements of operations and totaled $687,785 and $573,881 for the years ended December 31, 2024 and 2023, respectively.

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

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statements of operations. Basic EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. For periods in which the Company incurs a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from the diluted EPS calculations. For the years ended December 31, 2024 and 2023, there were 22,668 and 16,268 options, 9,686 and 115,444 warrants to purchase common stock, and 208,176 and 0 common shares issuable upon conversion of Series B Preferred Stock, respectively, excluded.

Concentration of Credit Risk

The Company maintains its cash with several major U.S. financial institutions which it believes to be creditworthy. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, however the Company may maintain balances in excess of the federally insured limits.

Segment Reporting

The Company identifies operating segments as components of the Company for which discrete financial information is available and is regularly reviewed by the chief operating decision maker (the “CODM”), or decision-making group, in making decisions regarding resource allocation and performance assessment. The CODM is the Company’s chief executive officer. The Company determined that the Company operates in a single operating and reportable segment, private aviation services, as the CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue, for purposes of making operating decisions, allocating resources, and assessing performance. All of the Company’s long-lived assets are located in the United States and revenue from private aviation services is substantially earned from flights throughout the United States.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures.” ASU 2023-09 requires disclosure of specific categories in the income tax rate reconciliation and requires additional information for reconciling items that meet a quantitative threshold. The standard requires an annual disclosure of income taxes paid, net of refunds received, disaggregated by federal, state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The standard is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company does not expect the adoption of the standard to have a material impact on its disclosures.

In November 2024, the FASB issued ASU 2024-03, “Expense Disaggregation Disclosures.” ASU 2024-03 requires disclosure to disaggregate prescribed expenses within relevant statement of operations captions. The standard is effective for fiscal years beginning after December 15, 2026 and for interim periods after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of the changes to its existing disclosures.

NOTE 3 – OTHER ASSETS

Other assets consisted of the following:

	December 31,
	2024	2023
Deposits	$104,811	$108,361
Lease Maintenance Reserve	689,750	689,750
Total Other Assets	$794,561	$798,111

NOTE 4 – NOTES PAYABLE

Bridge Agreement

On September 11, 2023, the Company entered into a binding term sheet (the “Bridge Agreement”) with eight investors whereby the investors purchased senior secured promissory notes (the “Bridge Notes”) from the Company in the aggregate principal amount of $625,000, which included $281,250 from related parties.

The Company received net proceeds from the sale of the Bridge Notes of $500,000, resulting in an original issue discount of $112,500. The notes accrued interest at five percent (5%) per annum and matured on March 11, 2024. The Company recognized a debt discount of $168,250 from the Bridge Notes, of which $77,625 and $90,625 was amortized during the years ended December 31, 2024 and 2023, respectively. Interest expense was $79,314 and $103,615 for the years ended December 31, 2024 and 2023, respectively.

These Bridge Notes and accrued interest payable were fully repaid during the year ended December 31, 2024.

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

Total lease expense for the years ended December 31, 2024 and 2023 was $1,357,520 and $1,192,184, respectively, which is included within cost of revenues in the accompanying statements of operations.

Right-of-use lease assets and lease liabilities for our operating leases was recorded in the consolidated balance sheets as follows:

	December 31,
	2024	2023

Operating lease right-of-use asset	$2,576,036	$2,576,036
Accumulated amortization	(1,527,682)	(1,003,547)
Net balance	$1,048,354	$1,572,489

Lease liability, current portion	$525,547	$510,034
Lease liability, long-term	495,782	1,021,330
Total operating lease liabilities	$1,021,329	$1,531,364

As of December 31, 2024, the weighted average remaining lease term was 1.8 years, and the weighted average discount rate was 3%.

As of December 31, 2024, future minimum required lease payments due under the non-cancellable operating lease are as follows:

2025	549,000
2026	503,250
Total future minimum lease payments	1,052,250
Less imputed interest	(30,921)
Maturities of lease liabilities	$1,021,329

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

During the year ended December 31, 2024, the Company issued 58,447 shares of common stock pursuant to the agreement for total consideration of approximately $2.5 million.

The Company agreed to pay GEM a commitment fee equal to $800,000 payable in cash or freely tradable shares of the Company’s common stock, payable on or prior to the first anniversary of the date of listing and which fee was satisfied in October 2024 through the issuance of 36,886 shares of common stock.

Pursuant to the Share Purchase Agreement, the Company issued to GEM a warrant (the “GEM Warrant”) granting it the right to purchase up to 9,686 shares of common stock of the Company on a fully diluted basis. The GEM Warrant was issued with an exercise price of $1,935.00 and a term of three years. The GEM Warrant included an adjustment mechanism, whereby the exercise price is subject to adjustment from time to time. Pursuant to the Warrant, on the first anniversary following the Public Listing Date as defined in the GEM Warrant (the “Adjustment Date”), if all or any portion of the GEM Warrant remains unexercised and the average closing price of the Company’s common stock for the 10 trading days following the Adjustment Date is less than 90% of the then current exercise price of the warrant (the “Baseline Price”), then the exercise price of the unexercised Warrant Shares that remain exercisable pursuant to the Warrant shall be adjusted to 110% of the Baseline Price. Accordingly, the warrant exercise price was reduced to $14.12 per share as of December 31, 2024.

On August 4, 2022, the Company entered into a Registration Rights Agreement with GEM, obligating the Company to file a registration statement with respect to resales of the shares of common stock issuable to GEM under the Share Purchase Agreement and upon exercise of the GEM Warrant. Because that registration statement was not declared effective by October 23, 2023 (the “Effectiveness Deadline”), the Company may be obligated to pay GEM an amount equal to $10,000 for each day following the Effectiveness Deadline until the registration statement has been declared effective subject to a $300,000 cap if such delay in the declaration of effectiveness of the registration statement is caused by delays in SEC review of the registration statement or the SEC’s refusal to declare the registration statement effective. The registration statement was declared effective on December 21, 2023. The Company has accrued $300,000 as of December 31, 2024 and 2023 with respect to this agreement.

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

The Forward Purchase Agreement provided for a prepayment shortfall in an amount in U.S. dollars equal to $1,250,000 (the “Prepayment Shortfall”); provided that Seller was to pay one-half (1/2) of the Prepayment Shortfall to Counterparty on the Prepayment Date (which amount was netted from the Prepayment Amount) (the “Initial Shortfall”) and, at the request of Counterparty, the other one-half (1/2) of the Prepayment Shortfall (the “Future Shortfall”) on the date that the SEC declares the Registration Statement related to the Business Combination effective (the “Registration Statement Effective Date”), provided the VWAP Price is greater than $1,350.00 for any 45 trading days during the prior 90 consecutive trading day period and average daily trading value over such period equals at least four times the Future Shortfall. Seller in its sole discretion and had the right to sell Recycled Shares at any time following the Trade Date and at any sales price, without payment by Seller of any Early Termination Obligation until such time as the proceeds from such sales equal 100% of the Initial Shortfall and 100% of the Future Shortfall actually paid to Counterparty (as set forth under Shortfall Sales in the Forward Purchase Agreement) (such sales, “Shortfall Sales,” and such Shares, “Shortfall Sale Shares”), all as further described in the “Optional Early Termination” and “Shortfall Sales” sections in the Forward Purchase Agreement.

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

The Forward Purchase Agreement, as amended, provides for a cash settlement following the Valuation Date, at which time Seller is obligated to pay the Company an amount equal to the “Number of Shares” subject to the Forward Purchase Agreement (provided such Shares are registered for resale or freely transferrable pursuant to an exemption from registration) multiplied by a per share price reflecting the Company’s volume weighted average trading price over a number of days following the Valuation Date, subject to alternate calculations in certain circumstances. At settlement, the Company is obligated to pay Seller a settlement adjustment of $450 per share for the total Number of Shares, which is payable in cash, or in shares of the Company’s common stock if the settlement adjustment is greater than the settlement amount payable by Seller and provided that Seller’s ownership would not exceed 9.9% of the Company’s outstanding common stock. Provided further, that is the settlement amounts less the settlement amount adjustment is a negative number and the Company has elected to pay the settlement amount adjustment in cash, then neither Meteora nor the Company shall be liable to the other party for any payment under the Forward Purchase Agreement. The Forward Purchase Agreement was determined to be a freestanding equity-linked financial instrument under ASC 480. The FPA does not include an obligation to issue warrants. As such, the FPA shares were classified as equity and net payments made to the Company were recorded to additional paid in capital as part of the recapitalization.

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

Maxim Settlement Agreement

On August 10, 2023, the Company entered into a settlement agreement (“Maxim Settlement Agreement”) with Maxim Group LLC, the underwriter for the Company’s initial public offering (“Maxim”). Pursuant to the Maxim Settlement Agreement, the Company issued 1,200 shares of Jet.AI Common Stock to settle the payment obligations of the Company under the underwriting agreement dated on or about August 11, 2021, by and between the Company and Maxim, which shares of Jet.AI Common Stock are subject to a Registration Rights Agreement. The Company also issued 1,127 shares of 8% Series A Cumulative Convertible Preferred Stock in an amount equal in value to $1,127,000 (the “Series A Preferred Shares”). The shares of Jet.AI Common Stock issuable upon conversion of the Series A Preferred Shares were subject to mandatory redemption on August 10, 2024, which was automatically extended by an additional three months as the Company did not complete one or more equity financings prior to such date that, in total, result in gross proceeds to the Company of $10.0 million or greater. If the Company raises equity capital, 15% of the net proceeds were required to be used to redeem the Series A Preferred Shares.

In July 2024, the Company and Maxim entered into an amendment to the Maxim Settlement Agreement and agreed to, among other things, amend the definition of the “Series A Conversion Price” for the Series A Preferred Shares and certain restrictions with respect to shares of Company common stock Maxim may acquire upon the conversion of its shares of Series Preferred Stock.

During the year ended December 31, 2024, the Company issued 10,166 shares of Common Stock upon the conversion of 551 Series A Preferred Shares. In November 2024, the Company redeemed in full all of the remaining 576 Series A Preferred Shares for an aggregate redemption price of $663,740, which included cumulative unpaid preferred stock dividends totaling $87,740. As a result of this redemption there are no Series A Preferred Shares issued and outstanding as of December 31, 2024.

Sponsor Settlement Agreement

On August 10, 2023, Jet Token, Oxbridge, and OAC Sponsor Ltd. (the “Sponsor”) entered into a settlement agreement (the “Sponsor Settlement Agreement”). Pursuant to the Sponsor Settlement Agreement, the Company issued 575 shares of the Company’s 5% Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred Shares”) to settle the payment obligations of the Company under a promissory note in the principal amount of $575,000 dated November 14, 2022 in favor of Sponsor. The shares of Jet.AI Common Stock issuable upon conversion of the Series A-1 Preferred Shares were subject to mandatory redemption on August 10, 2024, which was automatically extended by an additional three months as the Company did not complete one or more equity financings prior to such date that, in total, result in gross proceeds to the Company of $10.0 million or greater. If the Company raises equity capital, 15% of the net proceeds were required to be used to redeem the Series A-1 Preferred Shares.

In August 2024, Sponsor agreed to waive certain notice and redemption rights in favor of Sponsor pursuant to terms of the Series A-1 Preferred Convertible Stock held by Sponsor related to equity financings conducted by the Company in consideration of a $100,000 fee which was paid in full in October 2024.

In October 2024, the Company redeemed in full all of the 575 issued and outstanding Series A-1 Preferred Shares for an aggregate redemption price of $575,000. As a result of this redemption there are no Series A-1 Preferred Shares issued and outstanding as of December 31, 2024.

Sunpeak Settlement Agreement

On August 21, 2024, the Company entered into a Settlement Agreement and Stipulation, effective on August 28, 2024 (the “Sunpeak Settlement Agreement”), with Sunpeak Holdings Corporation (“SHC”) to settle outstanding claims owed to SHC. Pursuant to the Sunpeak Settlement Agreement, SHC agreed to purchase certain outstanding payables between the Company and designated vendors of the Company totaling approximately $2.1 million (the “SHC Claims”) and agreed to exchange the SHC Claims for shares of Common Stock (the “Settlement Shares”). The Company also agreed to issue to SHC an additional 444 shares of Common Stock pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, in accordance therewith as a settlement fee. The settlement fee was recorded to General and Administrative expenses as stock-based compensation based on the fair value of the shares of $33,800.

During the year ended December 31, 2024, the Company issued 162,481 shares of common stock for settlement of approximately $2.1 million in SHC Claims under the Sunpeak Settlement Agreement.

Textron Aircraft Purchase Agreement

On October 31, 2024, the Company entered into an aircraft purchase agreement with Textron Aviation Inc. (“Textron”), for the purchase of three Cessna Citation CJ4 aircraft (the “CJ4 Aircraft”). Under the aircraft purchase agreement, the Company may purchase from Textron specifically configured CJ4 Aircraft at prevailing market rates whereby the aggregate purchase price could be approximately $40.5 million. The aircraft are expected to be delivered in the third and fourth quarter of 2026. The Company made deposits totaling $2.4 million under the purchase agreement through December 31, 2024, and will be required to make additional deposits totaling $3.2 million during 2025.

Engagement Letter with Maxim Group LLC

On December 4, 2024, the Company entered into an engagement letter (the “Maxim Engagement Letter”) with Maxim Group LLC. (“Maxim”), pursuant to which the Company engaged Maxim to serve as its exclusive financial advisor with respect to one or more potential business combinations involving the Company for a period of seven months. Pursuant to the Maxim Engagement Letter, the Company agreed to pay Maxim a non-refundable stock fee of 25,000 shares (the “Retainer”) which were issued upon execution of the engagement letter. The shares were recorded to General and Administrative expenses as stock-based compensation based on the fair value of the shares of $95,000.

If the Company consummates a Transaction with a Potential Buyer, then Maxim shall receive a fee (the “Success Fee”) of $500,000 upon the closing of the Transaction. In the event that the Company enters into an agreement with respect to a Transaction during the term of this Agreement that is subsequently terminated, and the Company becomes entitled to a break-up, termination, topping, expense reimbursement or similar fee or payment (including any judgment for damages or amount in settlement of any dispute as a result of such termination, or any profit on any stock acquired from, or stock option granted by, any party to such transaction), a fee (the “Break-up Fee”) equal 25% of all such amounts, payable promptly upon receipt of such amounts by the Company. In addition to the Retainer, Success Fee and Break-up Fee payable pursuant to the Maxim Engagement Letter, and regardless of whether any Transaction is proposed or consummated, the Company shall reimburse Maxim for all reasonable travel, food, lodging and other out-of-pocket expenses incurred in connection with the services performed by Maxim pursuant to Maxim Engagement Letter promptly after submission of such properly evidenced expenses to the Company.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

Under the Amended and Restated Certificate of Incorporation of the Company, as amended, the Company is authorized to issue up to 204,000,000 shares, consisting of two classes: 200,000,000 shares of common stock, $0.0001 par value per share, and 4,000,000 shares of preferred stock, $0.0001 par value per share, of which 5,000 shares of preferred stock have been designated as Series B Convertible Preferred Stock, par value $0.0001 (“Series B Preferred Stock”). As of December 31, 2024, there were no issued and outstanding shares of Series A and Series A-1 Preferred Stock, and 250 issued and outstanding shares of Series B Preferred Stock.

Upon the consummation of the Business Combination, 20,103 shares of Jet.AI Common Stock and 31,984 Merger Consideration Warrants were issued to the Historical Rollover Shareholders (as defined in the Business Combination Agreement) in exchange for all outstanding shares of Jet Token Common Stock (including shares of Jet Token Preferred Stock converted in the Conversion). The Company also reserved for issuance up to 14,598 shares of Common Stock in respect of Jet.AI Options issued in exchange for outstanding pre-merger Jet Token Options, and 662 shares of Jet.AI Common Stock and 1,053 Merger Consideration Warrants in respect of Jet.AI RSU Awards issued in exchange for outstanding pre-merger Jet Token RSU Awards. Each Merger Consideration Warrant entitled the holder to purchase one whole share of the Company’s common stock at a price of $3,375 per share and were to expire ten years after issuance.

In addition, in connection with the Business Combination, the Jet.AI Board adopted the 2023 Omnibus Incentive Plan (the “2023 Plan”) in order to facilitate the grant of equity awards to attract, retain and incentivize employees (including the named executive officers), independent contractors and directors of Jet.AI Inc. and its affiliates, which is essential to Jet.AI Inc.’s long term success. The 2023 Plan is a continuation of the 2018 Plan and 2021 Plan (each as defined below), which were assumed from Jet Token and amended, restated and re-named into the form of the 2023 Plan effective as of the consummation of the Business Combination.

On October 10, 2024, the Company entered into Securities Purchase Agreements (the “First Purchase Agreement”) with institutional investors for the sale of 118,518 shares of common stock at a per share price of $20.25. The closing of the offering occurred on October 11, 2024. In connection with offering, the Company entered into a placement agency agreement with Maxim, pursuant to which the Company agreed to pay Maxim (as the placement agent) an aggregate fee equal to 7.0% of the aggregate gross proceeds received by the Company from the sale of the shares in the offering. The Company also agreed to reimburse Maxim for certain expenses in an amount up to $100,000. The gross proceeds from the offering were approximately $2.4 million, before deducting the placement agent’s fees and other estimated offering expenses payable by the Company of approximately $300,000.

On October 21, 2024, the Company entered into Securities Purchase Agreements (the “Second Purchase Agreement”) with institutional investors for the sale of 69,444 shares of common stock at a per share price of $21.60. The closing of the offering occurred on October 21, 2024. In connection with offering, the Company entered into a placement agency agreement with Maxim, pursuant to which the Company agreed to pay Maxim (as the placement agent), an aggregate fee equal to 7.0% of the aggregate gross proceeds received by the Company from the sale of the shares in the offering. The Company also agreed to reimburse Maxim for certain expenses in an amount up to $25,000. The gross proceeds from the offering were approximately $1.5 million, before deducting the placement agent’s fees and other estimated offering expenses payable by the Company of approximately $150,000.

On October 25, 2024, the Company entered into an Equity Distribution Agreement (“ATM Sales Agreement”) with Maxim, which provides for the sale, in our sole discretion, of shares of our common stock through Maxim, as our sales agent. In accordance with the terms of the ATM Sales Agreement, the Company may offer and sell shares of our common stock, par value $0.0001 per share, having an aggregate offering price of up to $5,400,000. We pay a commission of up to 3% of gross sales proceeds of any common stock sold under the ATM Sales Agreement. The Company sold 729,963 shares for gross proceeds of $5.4 million, before deducting placement agent’s fees and other estimated offering expenses payable by the Company of approximately $202,000.

On November 14, 2024, the Company issued 20,000 shares of common stock for offering costs. The fair value of the shares of $175,500 was recorded to stockholders’ deficit as a reduction of additional paid-in capital.

Warrant Exchange

On July 30, 2024, the Company completed an exchange offer relating to its previously outstanding Redeemable Warrants, Merger Consideration Warrants, and private placement warrants (the “Private Placement Warrants”), whereby the holders of the Redeemable Warrants and Private Placement Warrants were offered 0.3054 shares of common stock, and holders of Merger Consideration Warrants were offered 1.0133 shares of common stock, in exchange for each outstanding warrant tendered (the “Warrant Exchange Offer”). In connection with the closing of the Warrant Exchange Offer, a total of 42,597 shares of common stock were issued in exchange for 87,644 warrants. Pursuant to an amendment to the warrant agreement with respect to each class of warrants approved by the holders in connection with the Warrant Exchange Offer, on September 9, 2024, the 14,764 outstanding warrants that were not tendered in the exchange were exchanged for 10,938 shares of common stock. There were no Redeemable Warrants, Merger Consideration Warrants, or Private Placement Warrants outstanding as of December 31, 2024.

As a result of these transactions, the Company recognized a deemed dividend of $540,255 from the excess of the fair value of the common stock over the fair value of the warrants immediately prior to the exchange.

Series B Convertible Preferred Stock Securities Purchase Agreement

On March 28, 2024, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Ionic Ventures, LLC (“Ionic”) for a private placement, which closed on March 29, 2024. Pursuant to the Securities Purchase Agreement the Company sold 150 shares of Series B Preferred Stock, a warrant to purchase up to 1,500 shares of Series B Preferred Stock with an exercise price of $10,000 per share, and 1,111 shares of Jet.AI Common Stock for net proceeds of $1,345,025 after deducting offering costs of $155,000.

Each share of Series B Preferred Stock is convertible into a number of shares of Jet.AI Common Stock, subject to certain limitations, including a beneficial ownership limitation of 4.99% (calculated in accordance with the rules promulgated under Section 13(d) of the Securities Exchange Act of 1934), which can be adjusted to a beneficial ownership limitation of 9.99% upon 61 days prior written notice by Iconic. Prior to the approval by the Company’s stockholders of the issuance of shares of common stock issuable upon exercise of the shares of Series B Preferred Stock in accordance with Nasdaq Stock Market Rules, shares of Series B Preferred Stock could not be converted into shares of common stock if, as a result of such conversion, the number of shares of common stock to be issued would exceed 19.9% of the total number of shares of the Company’s outstanding common stock as of the closing date. At the annual meeting of stockholders held on September 24, 2024, the Company’s stockholders approved a proposal that served to remove the 19.9% limitation.

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

In November and December 2024, the Company issued 400 shares of Series B Preferred Stock from the exercise of 400 Series B Preferred warrants for gross proceeds of $4,000,000 before deducting offering costs of $280,000.

During the year ended December 31, 2024, the Company issued 293,184 shares of common stock for the conversion of 350 shares of Series B Convertible Preferred Stock.

Regulation A offerings

In June 2021, the Company undertook another Regulation A, Tier 2 offering for which it was selling up to 4,012 non-voting common stock at $5,400 per share for a maximum of $21,880,000. During the year ended December 31, 2023, the Company issued an additional 293 shares of non-voting common stock under the Regulation A, Tier 2 campaign for aggregate gross proceeds of $1,598,630, with $6,724 of these proceeds pending release from escrow at December 31, 2024.

Share Repurchase Program

On November 13, 2024, the Company’s Board of Directors authorized and approved a share repurchase program (the “Share Repurchase Program”) pursuant to which the Company may repurchase up to $2 million of the Company’s outstanding shares of common stock from time to time through December 31, 2025. The Company may buy back its common stock from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, and federal and state laws governing such transactions, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The Share Repurchase Program does not oblige the Company to acquire any specific number of shares and may be modified, discontinued, or suspended at any time. As of December 31, 2024, no shares had been repurchased under the Share Repurchase Program.

Stock Options

In connection with the Business Combination, the Company adopted the 2023 Plan. The 2023 Plan provides for the grant of equity awards to employees, outside directors, and consultants, including the direct award or sale of shares, stock options, and restricted stock units to purchase shares. The 2023 Plan is a continuation of the 2018 Plan and 2021 Plan, which were assumed from Jet Token and amended, restated and re-named into the form of the 2023 Omnibus Incentive Plan effective as of the consummation of the Business Combination. In September 2024, the 2023 Plan was amended to increase the number of shares of common stock authorized under the 2023 Plan to 10,933 shares and to eliminate the automatic share replenishment provision. As of December 31, 2024, the total number of shares reserved for issuance under the Omnibus Incentive Plan was 10,933 shares. The Omnibus Incentive Plan is administered by the Company’s Board of Directors, and expires ten years after adoption, unless terminated by the Board.

On June 4, 2018, the Company’s Board of Directors adopted the Jet.AI, Inc. 2018 Stock Option and Grant Plan (the “2018 Plan”). The 2018 Plan provides for the grant of equity awards to employees, non-employee directors and consultants, to purchase shares of Jet.AI Common Stock. As of December 31, 2024, the total number of shares reserved for issuance under the 2018 Plan was 10,301. The 2018 Plan is administered by the Board.

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

During the year ended December 31, 2023, the Company granted a total of 2,038 stock options to purchase common stock to various employees, advisors and consultants. The options have a ten-year life and weighted average exercise price of $880.41. Approximately 190 of the options vest over a period of two months, while the remaining options vest in monthly tranches over a three-year period. The options had a grant date fair value of approximately $2,113,000, which will be recognized over the vesting period.

During the year ended December 31, 2024, the Company granted a total of 6,400 stock options to purchase common stock and 485 restricted stock units to various employees, advisors and consultants. The options have a ten-year life and an exercise price ranging from $22.75 to $24.35. Approximately 3,958 of the options were immediately vested on the grant date, while the remaining options vest in monthly tranches over a three-year period. The options had a grant date fair value of approximately $115,000, which will be recognized over the vesting period. The 485 restricted stock units were immediately vested on the grant date.

A summary of our stock option activity for the years ended December 31, 2024 and 2023, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2022	14,299	$1,457.73	8.06
Granted	2,038	880.41	10.00
Exercised	-	-	-
Expired/Cancelled	(69)	2,345	-
Outstanding at December 31, 2023	16,268	$1,381.64	7.40
Granted	6,400	23.74	10.00
Exercised	-	-	-
Expired/Cancelled	-	-	-
Outstanding at December 31, 2024	22,668	$998.26	7.32

Exercisable at December 31, 2024	14,513	$1,555	6.70

The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The range of input assumptions used by the Company were as follows:

	December 31,
	2024	2023
Expected life (years)	6	6 to 10
Risk-free interest rate	3.55% - 3.95%	3.55% - 4.55%
Expected volatility	90%	90%
Annual dividend yield	0%	0%
Per share grant date fair value	$18.19	$1,036.57

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

During the years ended December 31, 2024 and 2023, stock-based compensation expense of $4,287,236 and $6,645,891, respectively, was recognized for the vesting of these options and restricted stock units. As of December 31, 2024, there was approximately $1,125,000 in unrecognized stock-based compensation, which will be recognized through September 2027.

Warrants

The number of outstanding warrants issued by the Company as of December 31, 2024 is as follows:

Warrant	Expiration Date	Exercise Price	Number Outstanding
GEM Common Stock Warrants	8 /11/2026	$14.12	9,686
Ionic Series B Preferred Stock Warrants	3 /29/2026	$10,000	1,100
Total			10,786

NOTE 7 – RELATED PARTY TRANSACTIONS

See Note 4 for a discussion of the Bridge Agreement entered into with related parties.

See Note 5 for a discussion of the related party Settlement Agreement and Engagement Letter entered into with Maxim.

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

NOTE 9 – DEFERRED REVENUE

Changes in deferred revenue for the years ended December 31, 2024 and 2023 were as follows:

Deferred revenue as of December 31, 2022	$933,361
Amounts deferred during the period	3,695,476
Revenue recognized from amounts included in the deferred revenue beginning balance	(933,361)
Revenue from current year sales	(1,915,682)
Deferred revenue as of December 31, 2023	$1,779,794
Amounts deferred during the period	7,625,047
Revenue recognized from amounts included in the deferred revenue beginning balance	(1,779,794)
Revenue from current year sales	(6,305,301)
Deferred revenue as of December 31, 2024	$1,319,746

NOTE 10 – INCOME TAXES

For the years ended December 31, 2024 and 2023, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company. The Company’s losses before income taxes consist solely of losses from domestic operations.

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	2024	2023
Statutory US Federal tax rate	21.0%	21.0%
Permanent differences:
State and local income taxes, net of Federal benefit	0.0%	0.0%
Stock compensation	-7.0%	-11.1%
Other	0.0%	-0.1%
Temporary differences	-0.4%	-1.3%
Valuation allowance	-13.6%	-8.5%
Total	0.0%	0.0%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 are comprised of the following:

	2024	2023
Deferred tax asset attributable to:
Net operating loss carryover	$4,299,000	$2,529,000
Valuation allowance	(4,299,000)	(2,529,000)
Net deferred tax asset	$-	$-

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which are comprised primarily of net operating loss carryforwards. Management has considered the Company’s history of cumulative net losses in the United States, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its U.S. federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against these net deferred tax assets as of December 31, 2024 and 2023, respectively. The Company reevaluates the positive and negative evidence at each reporting period. The Company’s valuation allowance increased during 2024 by approximately $1,770,000 primarily due to the generation of a net operating loss of approximately $8,200,000.

At December 31, 2024, the Company had federal net operating loss carry forwards of approximately $20,400,000. The federal operating losses since inception have no expiration.

Utilization of the U.S. federal and state net operating loss may be subject to a substantial annual limitation under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss that can be utilized annually to offset future taxable income and tax liabilities, respectively. The Company is currently performing an analysis but has not completed its study to assess whether a change of ownership has occurred, or whether there have been multiple ownership changes since its formation. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization.

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

NOTE 11 – SUBSEQUENT EVENTS

Share Issuances

In January 2025, the Company issued 250 shares of Series B Preferred Stock upon the partial exercise of the Ionic Warrant for total consideration of $2,500,000.

In January 2025, the Company issued 532,100 shares of common stock for the conversion of 50 shares of Series B Preferred Stock.

In February 2025, the Company issued 850 shares of Series B Preferred Stock upon the full exercise of the Ionic Warrant for total consideration of $8,500,000.

Potential flyExclusive Transaction

On February 13, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with flyExclusive, Inc. (“flyExclusive”), FlyX Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of flyExclusive (“Merger Sub”), and Jet.AI SpinCo, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“SpinCo”). Pursuant to the Merger Agreement, (i) as a condition to closing on the Merger Agreement, the Company will distribute all of the shares of SpinCo, on a pro rata basis, to the Company’s stockholders and (ii) Merger Sub will merge with and into SpinCo (the “Merger” and, together with the Distribution and all other transactions contemplated under the Merger Agreement, the “Transactions”) with SpinCo surviving the Merger as a wholly owned subsidiary of flyExclusive.

In connection with executing the Merger Agreement, the Company, SpinCo, and flyExclusive entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) pursuant to which the Company will transfer the business, operations, services and activities of the Company’s jet charter business to SpinCo (the “Separation”). Upon the terms and subject to the conditions set forth in the Separation and Distribution Agreement, the Company will distribute all of the shares of common stock of SpinCo, $0.001 par value per share (“SpinCo Common Stock”) to the Company’s stockholders on a pro rata basis as set forth in the Separation and Distribution Agreement (the “Distribution”). As such, the Company will no longer operate a jet charter business as of consummation of the Distribution. There will be no change to the Company’s board of directors or executive officers as a result of the Transactions.

As consideration for the Merger and upon closing of the Merger, the holders of common stock of SpinCo will have their SpinCo Common Stock converted on a pro rata basis into the right to receive shares of Class A common stock of flyExclusive, $0.0001 par value per share (“flyExclusive Common Stock”), based on an exchange ratio equal to the quotient of (i) the “Initial Purchase Price” divided by the volume weighted average closing sale price of the flyExclusive Common Stock as reported on NYSE American for a period of 30 consecutive trading days ending on the trading day three trading days prior to the day of closing of the Merger (the “Merger Consideration Shares”), divided by (ii) the total outstanding shares of SpinCo Common Stock. The “Initial Purchase Price” is an amount equal to the product of (x) SpinCo’s estimated net cash, multiplied by certain premium percentages depending on SpinCo’s estimated net cash upon closing of the Merger. The number of Merger Consideration Shares that holders of SpinCo Common Stock will receive is subject to adjustment, depending on, among other things, the actual amount of SpinCo’s net cash at closing of the Merger. The Company’s stockholders will continue to own and hold their existing shares of the Company’s common stock as of closing of the Merger.

The Transactions are subject to shareholder approval and are expected to close during the second quarter of 2025.

The Company has evaluated subsequent events that occurred after December 31, 2024 through March ___, 2025, the date that these consolidated financial statements were available to be issued, and noted no additional events requiring recognition for disclosure.

