Form 10-Q
period 2025-03-31
Jet.AI Inc.
filed 2025-05-15
CIK 1861622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 13, 2025, there were 2,551,256 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

JET.AI, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$12,245,419	$5,872,627
Accounts receivable	398,873	132,230
Other current assets	336,692	357,751
Total current assets	12,980,984	6,362,608

Property and equipment, net	4,417	5,055
Intangible assets, net	86,745	86,745
Right-of-use lease asset	914,915	1,048,354
Investment in joint venture	100,000	100,000
Deposit on aircraft	3,500,000	2,400,000
Deposits and other assets	871,561	794,561
Total assets	$18,458,622	$10,797,323

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$551,800	$280,450
Accrued liabilities	2,109,418	1,663,338
Deferred revenue	1,282,397	1,319,746
Operating lease liability	529,499	525,547
Total current liabilities	4,473,114	3,789,081

Lease liability, net of current portion	361,916	495,782
Total liabilities	4,835,030	4,284,863

Commitments and contingencies (Note 2 and 5)	-	-

Stockholders’ Equity
Preferred Stock, 4,000,000 shares authorized, par value $0.0001, 0 issued and outstanding (except for the Series B Shares identified below)	-	-
Series B Convertible Preferred Stock, 5,000 shares authorized, par value $0.0001, 1,300 and 250 issued and outstanding	-	-
Common stock, 200,000,000 shares authorized, par value $0.0001, 2,187,446 and 1,629,861 issued and outstanding	218	162
Subscription receivable	(6,724)	(6,724)
Additional paid-in capital	69,345,980	59,065,100
Accumulated deficit	(55,715,882)	(52,546,078)
Total stockholders’ equity	13,623,592	6,512,460
Total liabilities and stockholders’ equity	$18,458,622	$10,797,323

See accompanying notes to consolidated financial statements

JET.AI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024

Revenues	$3,474,638	$3,848,598

Cost of revenues	3,590,152	3,972,954

Gross loss	(115,514)	(124,356)

Operating Expenses:
General and administrative (including stock-based compensation of $550,936, and $1,199,318, respectively)	2,652,427	2,546,294
Sales and marketing	294,408	446,600
Research and development	108,924	32,546
Total operating expenses	3,055,759	3,025,440

Operating loss	(3,171,273)	(3,149,796)

Other expense (income):
Interest expense	-	79,314
Other income	(1,469)	(61)
Total other expense	(1,469)	79,253

Loss before provision for income taxes	(3,169,804)	(3,229,049)

Provision for income taxes	-	-

Net Loss	$(3,169,804)	$(3,229,049)

Cumulative preferred stock dividends	-	(29,728)

Net Loss to common stockholders	$(3,169,804)	$(3,258,777)

Weighted average shares outstanding - basic and diluted	1,711,490	50,851
Net loss per share - basic and diluted	$(1.85)	$(64.08)

See accompanying notes to consolidated financial statements

JET.AI, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

	Series B Preferred Stock		Common Stock		Subscription	Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit)
Balance at December 31, 2023	-	$-	43,353	$4	$(6,724)	$35,343,069	$(39,272,388)	$(3,936,039)
Stock-based compensation	-	-	-	-	-	1,199,318	-	1,199,318
Sale of Series B Convertible Preferred Units	150	-	1,111	-	-	1,500,025	-	1,500,025
Offering costs	-	-	-	-	-	(155,000)	-	(155,000)
Issuance of Common Stock upon exercise of warrants	-	-	6,892	1	-	742,473	-	742,474
Sale of Common Stock for cash	-	-	4,444	-	-	1,110,000	-	1,110,000
Net loss	-	-	-	-	-	-	(3,229,049)	(3,229,049)
Balance at March 31, 2024 (unaudited)	150	$-	55,800	$5	$(6,724)	$39,739,885	$(42,501,437)	$(2,768,271)

	Series B Preferred Stock		Common Stock		Subscription	Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit)
Balance at December 31, 2024	250	$-	1,629,861	$162	$(6,724)	$59,065,100	$(52,546,078)	6,512,460
Stock-based compensation	-	-	25,485	3	-	550,933	-	550,936
Issuance of Series B Convertible Preferred Stock upon exercise of warrants	1,100	-	-	-	-	11,000,000	-	11,000,000
Series B Preferred Stock conversion	(50)	-	532,100	53	-	(53)	-	-
Offering costs	-	-	-	-	-	(1,270,000)	-	(1,270,000)
Net loss	-	-	-	-	-	-	(3,169,804)	(3,169,804)
Balance at March 31, 2025 (unaudited)	1,300	$-	2,187,446	$218	$(6,724)	$69,345,980	$(55,715,882)	$13,623,592

See accompanying notes to consolidated financial statements

JET.AI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,169,804)	$(3,229,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	638	33,813
Amortization of debt discount	-	80,761
Stock-based compensation	550,936	1,199,318
Non-cash operating lease costs	133,439	129,605
Changes in operating assets and liabilities:
Accounts receivable	(266,643)	(66,423)
Other current assets	21,059	85,414
Accounts payable	271,350	(270,529)
Accrued liabilities	446,080	26,889
Deferred revenue	(37,349)	(384,509)
Operating lease liability	(129,914)	(126,080)
Net cash used in operating activities	(2,180,208)	(2,520,790)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	-	(12,922)
Deposit on aircraft	(1,100,000)	-
Deposits and other assets	(77,000)	-
Net cash used in investing activities	(1,177,000)	(12,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	-	(371,250)
Repayments of related party notes payable	-	(297,500)
Offering costs	(1,270,000)	(155,000)
Proceeds from exercise of common stock warrants	-	742,474
Proceeds from exercise of Series B Convertible Preferred Stock warrants	11,000,000	-
Proceeds from sale of Common Stock	-	1,110,000
Net cash provided by financing activities	9,730,000	1,028,724

Increase (decrease) in cash and cash equivalents	6,372,792	(1,504,988)
Cash and cash equivalents, beginning of period	5,872,627	2,100,543
Cash and cash equivalents, end of period	$12,245,419	$595,555

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$79,314
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Issuance of Common Stock for Series B Preferred Stock conversion	$53	$-
Subscription receivable from sale of Common and Preferred Stock	$-	$1,500,025

See accompanying notes to consolidated financial statements

JET.AI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Jet.AI Inc., formerly known as Oxbridge Acquisition Corp. (“Jet.AI” or the “Company”), was incorporated as a Cayman Islands exempted company on April 12, 2021. The Company was incorporated for the purpose of effecting a merger, capital stock or share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Jet Token, Inc. was formed on June 4, 2018 in the State of Delaware and is headquartered in Las Vegas, Nevada.

On August 10, 2023, the Company consummated the business combination transaction (“Business Combination”) pursuant to the Business Combination Agreement and Plan of Reorganization (the “Business Combination Agreement”) with OXAC Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“First Merger Sub”), Summerlin Aviation LLC (f/k/a OXAC Merger Sub II, LLC), a Delaware limited liability company and a direct wholly owned subsidiary of the Company (“Second Merger Sub”), and Jet Token, Inc., a Delaware corporation (“Jet Token”). Pursuant to the terms of the Business Combination Agreement, a business combination between the Company and Jet Token was effected through the merger of First Merger Sub and Jet Token, with Jet Token emerging as the surviving company, followed by a merger between Jet Token and Second Merger Sub, with Second Merger Sub emerging as the surviving company as a wholly owned subsidiary of the Company. In connection with the Business Combination, the Company was domesticated and continues as a Delaware corporation (the “Domestication”) and immediately changed its name to “Jet.AI Inc.”

Following the closing of the Business Combination, the Company’s common stock was listed on the Nasdaq Stock Market under the ticker symbol “JTAI” and Jet Token was determined to be the accounting acquirer in the Business Combination. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Jet Token issuing stock for the net assets of the Company, accompanied by a recapitalization. The Company is now a holding company for several wholly owned subsidiaries, including Second Merger Sub.

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

During the next twelve months, the Company intends to fund its operations with capital from its operations, drawdowns under its Share Purchase Agreement with GEM Yield LLC SCS and GEM Yield Bahamas Limited, proceeds from the exercise of warrants contemplated under the terms set forth in a term sheet entered into with Hexstone Capital LP (“Hexstone”) in February of 2025 (as further described in Item 2 of Part I of this Quarterly Report), and other sales of debt or equity securities. Additionally, the Company may explore other potential sources of outside capital. The Company could, if necessary, reduce cash burn to preserve capital. There are no assurances, however, that management will be able to raise capital on terms acceptable to the Company, or that the transactions contemplated by the term sheet with Hexstone will be consummated on the terms agreed to in principle, or at all. If the Company is unable to obtain sufficient amounts of additional capital, the Company may be required to reduce the near-term scope of its planned development and operations, which could delay implementation of the Company’s business plan and harm its business, financial condition and operating results. The consolidated balance sheets do not include any adjustments that might result from these uncertainties.

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

Jet Token was determined to be the accounting acquirer in the Business Combination based on the following predominate factors:

●	Jet Token’s former stockholders had the greatest voting interest in the combined entity;
●	Jet Token’s former stockholders had the ability to nominate a majority of the initial members of the combined entity Board;
●	Jet Token’s senior management is the senior management of the combined entity
●	Jet Token is the larger entity based on historical operating activity and has the larger employee base; and
●	The post-combination company has assumed a Jet Token branded name: “Jet.AI Inc.”

Unaudited Interim Financial Statements

Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these unaudited consolidated interim financial statements have been included. Such adjustments consist of normal recurring adjustments. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Jet.AI Inc. and its wholly owned subsidiaries, Summerlin Aviation LLC, Jet Token Software Inc., Jet Token Management Inc., Galilee LLC, and Galilee 1 SPV LLC. All intercompany accounts and transactions have been eliminated in consolidation.

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

Risks and Uncertainties

The Company has a limited operating history and has only recently begun generating revenue from operations. The Company’s business and operations are sensitive to general business and economic conditions in the U.S. and worldwide along with local, state, and federal governmental policy decisions. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse conditions may include but are not limited to: changes in the private airline industry, fuel and operating costs, changes to corporate governance best practices for executive flying, general demand for private jet travel, regulations on carbon emissions from aviation and market acceptance of the Company’s business model. These adverse conditions could affect the Company’s financial condition and the consolidated results of its operations.

Cash and Cash Equivalents

For purpose of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Included within cash and cash equivalents is restricted cash of $500,000 at March 31, 2025 and December 31, 2024.

Offering Costs

The Company complies with the requirements of ASC 340 with regards to offering costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the consolidated balance sheets. The deferred offering costs will be charged to stockholders’ equity upon the completion of an offering or to expenses if the offering is not completed.

Other Current Assets

Other current assets include security deposits, which relate primarily to contractual prepayments to third-parties for future services, prepaid expenses and customer receivables for additional expenses incurred in their charter trips.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. As of March 31, 2025 and December 31, 2024, property and equipment consisted entirely of equipment which is being depreciated over a three-year period.

Internal Use Software

The Company incurs software development costs to develop software programs to be used solely to meet its internal needs and cloud-based applications used to deliver its services. In accordance with ASC 350-40, Internal-Use Software, the Company capitalizes development costs related to these software applications once a preliminary project stage is complete, funding has been committed, and it is probable that the project will be completed, and the software will be used to perform the function intended. As of March 31, 2025 and December 31, 2024, the Company has capitalized approximately $398,000 of internal software related costs, which is included in intangible assets in the accompanying consolidated balance sheets and was fully amortized through December 31, 2023.

Investments in Joint Ventures

In January 2023, the Company formed a 50/50 joint venture subsidiary with Great Western Air LLC (dba Cirrus Aviation Services), 380 Software LLC, a Nevada limited liability company. Costs and profits are to be shared equally. The Company accounts for these investments using the equity method whereby the initial investment is recorded at cost and subsequently adjusted by the Company’s share of income or loss from the joint venture. There is currently no financial activity or material assets to report for this joint venture beyond this initial investment.

Allowance for Credit Losses

The Company recognizes an expected allowance for credit losses with respect to its accounts receivable. In addition, also at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded. Accounts receivable are evaluated individually for impairment. This estimate is adjusted for management’s assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses. The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in operations or an offset to credit loss expense in the year of recovery, in accordance with the entity’s accounting policy election. No allowance for credit losses was considered necessary at March 31, 2025 and December 31, 2024.

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

Revenue is derived from a variety of sources including, but not limited to, (i) fractional/whole aircraft sales, (ii) fractional ownership and jet card programs, (iii) ad hoc charter through the Company’s App and (iv) aircraft management.

Under the fractional ownership program, a customer purchases an ownership share in a jet which guarantees the customer access to the jet for a preset number of hours per year. The fractional ownership program consists of a down payment, one or more progress payments, a payment on delivery, a monthly management fee and an occupied hourly fee. Revenues from the sale of fractional or whole interests in an aircraft are recognized at the time title to the aircraft is transferred to the purchasers, which generally occurs upon delivery or ownership transfer.

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

Deferred revenue is an obligation to transfer services to a customer for which the Company has already received consideration. Upon receipt of a prepayment from a customer for all or a portion of the transaction price, the Company initially recognizes a contract liability. The contract liability is settled, and revenue is recognized when the Company satisfies its performance obligation to the customer at a future date. As of March 31, 2025 and December 31, 2024, the Company deferred revenue $911,139 and $1,091,235, respectively, related to prepaid flight hours under the jet card program for which the related travel had not yet occurred.

The Company also generates revenues from individual ad hoc charter bookings processed through the Company’s App, whereby the Company sources, negotiates, and arranges travel on a charter basis for a customer based on pre-selected options and pricing provided by the Company to the customer through the App. In addition, Cirrus Aviation markets charters on the Company’s aircraft for the Company’s benefit. Deferred revenue with respect to the App was $355,025 and $212,278 as of March 31, 2025 and December 31, 2024, respectively.

The Company utilizes certificated independent third-party air carriers in the performance of a portion of flights. The Company evaluates whether there is a promise to transfer services to the customer, as the principal, or to arrange for services to be provided by another party, as the agent, using a control model. The nature of the flight services the Company provides to members is similar regardless of which third-party air carrier is involved. The Company directs third-party air carriers to provide an aircraft to a member or customer. Based on evaluation of the control model, it was determined that the Company acts as the principal rather than the agent within all revenue arrangements. Owner charter revenue is recognized for flights where the owner of a managed aircraft sets the price for the trip. The Company records owner charter revenue at the time of flight on a net basis for the margin we receive to operate the aircraft. If the Company has primary responsibility to fulfill the obligation, then the revenue and the associated costs are reported on a gross basis in the consolidated statements of operations. Deferred revenue with respect to the management of aircraft was $16,233 as of March 31, 2025 and December 31, 2024.

The following is a breakout of revenue components by subcategory for the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31,
	2025	2024

Software App and Cirrus Charter	$1,849,950	$2,371,091
Jet Card and Fractional Programs	343,345	677,320
Management and Other Services	1,281,343	800,187
	$3,474,638	$3,848,598

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

Aircraft Sales

The Company acquires aircraft from vendors and various other third-party sellers in the private aviation industry. The Company’s classifies the purchase as aircraft inventory on the consolidated balance sheets. Aircraft inventory is valued at the lower of cost or net realizable value. Sales are recorded on a gross basis within revenues and cost of revenue in the consolidated statements of operations. The Company recorded no aircraft sales for the three months ended March 31, 2025 and 2024.

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

1.	Chartering Third-Party Aircraft: The cost of chartering third-party aircraft is recorded as a part of the cost of sales expense. These expenses include the fees paid to third-party operators for providing aircraft services on behalf of the company. Expenses are recognized in the statements of operations in the period when the service is rendered and are reported on an accrual basis.

2.	Aircraft Lease Expenses: Aircraft lease expenses include the cost of leasing aircraft for the company’s operations. The lease expenses are recognized as an operating expense in the statements of operations over the lease term on a straight-line basis.

3.	Pilot Training and Wages: Pilot training costs are expensed as incurred and are included in the cost of sales expenses. This encompasses expenses related to initial pilot training, recurrent training, and any additional required training programs. Pilot wages, including salaries, bonuses, and benefits, are also recognized as a part of the cost of sales expenses and are reported on an accrual basis.

4.	Aircraft Fuel: The cost of aircraft fuel is recognized as an expense in the cost of sales category based on the actual consumption during flight operations. Fuel costs are recorded in the statements of operations in the period when the fuel is consumed and are reported on an accrual basis.

5.	Aircraft Maintenance: Aircraft maintenance expenses include both routine and non-routine maintenance. Routine maintenance costs are expensed as incurred and are recorded as a part of the cost of sales expense. Non-routine maintenance expenses, such as major repairs and overhauls, are capitalized and amortized over their expected useful life. The amortization expense is included in the cost of sales expense and is recognized in the statements of operations on a straight-line basis over the asset’s useful life.

6.	Other Aircraft Operating Expenses: Other aircraft operating expenses include costs such as insurance, landing fees, navigation charges, and catering services. These expenses are recognized in the statements of operations as part of the cost of sales expenses in the period when they are incurred and are reported on an accrual basis.

Advertising Costs

The Company expenses the cost of advertising and promoting the Company’s services as incurred. Such amounts are included in sales and marketing expense in the consolidated statements of operations and totaled $294,408 and $446,600 for the three months ended March 31, 2025 and 2024, respectively.

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

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statements of operations. Basic EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. For periods in which the Company incurs a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from the diluted EPS calculations. For the three months ended March 31, 2025 and 2024, there were (i) 22,668 and 16,268 options, (iii) 9,686 and 112,095 warrants to purchase common stock, and (iii) 2,688,432 and 8,032 common shares issuable upon conversion of Series B Preferred Stock, respectively, excluded.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures.” ASU 2023-09 requires disclosure of specific categories in the income tax rate reconciliation and requires additional information for reconciling items that meet a quantitative threshold. The standard requires an annual disclosure of income taxes paid, net of refunds received, disaggregated by federal, state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The standard is effective for fiscal years beginning after December 15, 2024. The adoption of the standard did not have a material impact on the Company’s disclosures.

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

NOTE 3 – OTHER ASSETS

Other assets consisted of the following:

	March 31,	December 31,
	2025	2024
Deposits	$181,811	$104,811
Lease Maintenance Reserve	689,750	689,750
Total Other Assets	$871,561	$794,561

NOTE 4 – NOTES PAYABLE

Bridge Agreement

On September 11, 2023, the Company entered into a binding term sheet (the “Bridge Agreement”) with eight investors whereby the investors purchased senior secured promissory notes (the “Bridge Notes”) from the Company in the aggregate principal amount of $625,000, which included $281,250 from related parties.

The Company received net proceeds from the sale of the Bridge Notes of $500,000, resulting in an original issue discount of $112,500. The notes accrued interest at five percent (5%) per annum and matured on March 11, 2024. The Company recognized a debt discount of $168,250 from the Bridge Notes, of which $90,625 was amortized during the three months ended March 31, 2024. Interest expense was $79,314 for the three months ended March 31, 2024.

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

Total lease expense for the three months ended March 31, 2025 and 2024 was $325,350 and $320,775, respectively, which is included within cost of revenues in the accompanying statements of operations.

Right-of-use lease assets and lease liabilities for our operating leases was recorded in the consolidated balance sheet as follows:

	March 31,	December 31,
	2025	2024

Operating lease right-of-use asset	$2,576,036	$2,576,036
Accumulated amortization	(1,661,121)	(1,527,682)
Net balance	$914,915	$1,048,354

Lease liability, current portion	$529,499	$525,547
Lease liability, long-term	361,916	495,782
Total operating lease liabilities	$891,415	$1,021,329

As of March 31, 2025, the weighted average remaining lease term was 1.5 years, and the weighted average discount rate was 3%.

As of March 31, 2025, future minimum required lease payments due under the non-cancellable operating lease are as follows:

2025 (nine months)	411,750
2026	503,250
Total future minimum lease payments	915,000
Less imputed interest	(23,585)
Maturities of lease liabilities	$891,415

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

No shares of common stock were sold pursuant to this agreement during the three months ended March 31, 2025.

During the three months ended March 31, 2024, the Company issued 4,444 shares of common stock pursuant to the agreement for total consideration of $1.1 million.

Pursuant to the Share Purchase Agreement, the Company issued to GEM a warrant (the “GEM Warrant”) granting it the right to purchase up to 9,686 shares of common stock of the Company on a fully diluted basis. The GEM Warrant was issued with an exercise price of $1,935.00 and a term of three years. The GEM Warrant included an adjustment mechanism, whereby the exercise price is subject to adjustment from time to time. Pursuant to the Warrant, on the first anniversary following the Public Listing Date as defined in the GEM Warrant (the “Adjustment Date”), if all or any portion of the GEM Warrant remains unexercised and the average closing price of the Company’s common stock for the 10 trading days following the Adjustment Date was less than 90% of the then current exercise price of the warrant (the “Baseline Price”), then the exercise price of the unexercised Warrant Shares that remained exercisable pursuant to the Warrant would be adjusted to 110% of the Baseline Price. Accordingly, the warrant exercise price was reduced to $9.07 per share as of March 31, 2025.

On August 4, 2022, the Company entered into a Registration Rights Agreement with GEM, obligating the Company to file a registration statement with respect to resales of the shares of common stock issuable to GEM under the Share Purchase Agreement and upon exercise of the GEM Warrant. Because that registration statement was not declared effective by October 23, 2023 (the “Effectiveness Deadline”), the Company was obligated to pay GEM an amount equal to $10,000 for each day following the Effectiveness Deadline until the registration statement was declared effective subject to a $300,000 cap if such delay in the declaration of effectiveness of the registration statement was caused by delays in SEC review of the registration statement or the SEC’s refusal to declare the registration statement effective. The Company has accrued $300,000 as of March 31, 2025 and December 31, 2024 with respect to this agreement.

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

Textron Aircraft Purchase Agreement

On October 31, 2024, the Company entered into an aircraft purchase agreement with Textron Aviation Inc. (“Textron”), for the purchase of three Cessna Citation CJ4 aircraft (the “CJ4 Aircraft”). Under the aircraft purchase agreement, the Company may purchase from Textron specifically configured CJ4 Aircraft at prevailing market rates whereby the aggregate purchase price could be approximately $40.5 million. The aircraft are expected to be delivered in the third and fourth quarter of 2026. The Company made deposits totaling $3.5 million under the purchase agreement through March 31, 2025 and will be required to make additional deposits totaling $2.1 million during 2025, including $550,000 of which is due by May 15, 2025.

December 2024 Engagement Letter

On December 4, 2024, the Company entered into an engagement letter (the “2024 Maxim Engagement Letter”) with Maxim Group LLC (“Maxim”), pursuant to which the Company engaged Maxim to serve as its exclusive financial advisor with respect to one or more potential business combinations involving the Company for a period of seven months. Pursuant to the 2024 Maxim Engagement Letter, the Company agreed to pay Maxim a non-refundable stock fee of 25,000 shares (the “Retainer”) which were issued upon execution of the engagement letter.

If the Company consummates certain transactions, then Maxim is due a fee (the “Success Fee”) of $500,000 upon the closing of the transaction. In the event that the Company enters into an agreement with respect to a transaction during the term of this Agreement that is subsequently terminated, and the Company becomes entitled to a break-up, termination, topping, expense reimbursement or similar fee or payment (including any judgment for damages or amount in settlement of any dispute as a result of such termination, or any profit on any stock acquired from, or stock option granted by, any party to such transaction), a fee (the “Break-up Fee”) equal to 25% of all such amounts, payable promptly upon receipt of such amounts by the Company. In addition to the Retainer, Success Fee and Break-up Fee payable pursuant to the 2024 Maxim Engagement Letter, and regardless of whether any transaction is proposed or consummated, the Company will reimburse Maxim for certain out of pocket expenses incurred under the 2024 Maxim Engagement Letter.

February 2025 Engagement Letter

On February 25, 2025, the Company entered into an engagement letter (the “2025 Maxim Engagement Letter”) with Maxim, pursuant to which the Company engaged Maxim to serve as its exclusive financial advisor with respect to a spin-out transaction. Pursuant to the 2025 Maxim Engagement Letter, the Company agreed to pay Maxim a non-refundable stock fee of 25,000 shares which were issued upon execution of the 2025 Maxim Engagement Letter. If the Company consummates a spin-out transaction, then Maxim will receive a success fee of $500,000 upon closing. The Company also agreed to reimburse Maxim for certain expenses pursuant to the 2025 Maxim Engagement Letter.

The shares were recorded to General and Administrative expenses as stock-based compensation based on the fair value of the shares of $168,500.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

Under the Amended and Restated Certificate of Incorporation of the Company, as amended, the Company is authorized to issue up to 204,000,000 shares, consisting of two classes: 200,000,000 shares of common stock, $0.0001 par value per share, and 4,000,000 shares of preferred stock, $0.0001 par value per share, of which 5,000 shares of preferred stock have been designated as Series B Convertible Preferred Stock, par value $0.0001 (“Series B Preferred Stock”). As of March 31, 2025, there were no issued and outstanding shares of Series A Preferred Stock and Series A-1 Preferred Stock, and 1,300 issued and outstanding shares of Series B Preferred Stock.

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

As consideration for the Merger and upon closing of the Merger, the holders of common stock of SpinCo will have their shares of SpinCo Common Stock converted on a pro rata basis into the right to receive shares of Class A common stock of flyExclusive (“flyExclusive Common Stock”), based on an exchange ratio equal to the quotient of (i) the “Initial Purchase Price” divided by the volume weighted average closing sale price of the flyExclusive Common Stock as reported on NYSE American for a period of 30 consecutive trading days ending on the trading day three trading days prior to the day of closing of the Merger (the “Merger Consideration Shares”), divided by (ii) the total outstanding shares of SpinCo Common Stock. The “Initial Purchase Price” is an amount equal to the product of (x) SpinCo’s estimated net cash, multiplied by certain premium percentages depending on SpinCo’s estimated net cash upon closing of the Merger. The number of Merger Consideration Shares that holders of SpinCo Common Stock will receive is subject to adjustment, depending on, among other things, the actual amount of SpinCo’s net cash at closing of the Merger. The Company’s stockholders will continue to own and hold their existing shares of the Company’s common stock as of closing of the Merger.

The Transactions are subject to shareholder approval and are expected to close during the second or third quarter of 2025.

Series B Convertible Preferred Stock Securities Purchase Agreement

On March 28, 2024, the Company entered into a Securities Purchase Agreement (the “Series B Securities Purchase Agreement”) with Ionic Ventures, LLC (“Ionic”) for a private placement, which closed on March 29, 2024. Pursuant to the Series B Securities Purchase Agreement the Company sold 150 shares of Series B Preferred Stock, a warrant to purchase up to 1,500 shares of Series B Preferred Stock with an exercise price of $10,000 per share, and 1,111 shares of Jet.AI Common Stock for net proceeds of $1,345,025 after deducting offering costs of $155,000.

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

In January and February 2025, the Company issued 1,100 shares of Series B Preferred Stock from the exercise of 1,100 Series B Preferred warrants for gross proceeds of $11,000,000 before deducting offering costs of $770,000. As a result of these exercises, there were no remaining Series B Preferred Stock warrants outstanding as of March 31, 2025.

During the three months ended March 31, 2025, the Company issued 532,100 shares of common stock for the conversion of 50 shares of Series B Convertible Preferred Stock.

Regulation A offerings

In June 2021, the Company undertook a Regulation A, Tier 2 offering for which it was selling up to shares of 4,012 non-voting common stock at $5,400 per share for a maximum of $21,880,000. During the year ended December 31, 2023, the Company issued an additional 293 shares of non-voting common stock under the Regulation A, Tier 2 campaign for aggregate gross proceeds of $1,598,630, with $6,724 of these proceeds pending release from escrow at March 31, 2025.

Share Repurchase Program

On November 13, 2024, the Company’s Board of Directors authorized and approved a share repurchase program (the “Share Repurchase Program”) pursuant to which the Company may repurchase up to $2 million of the Company’s outstanding shares of common stock from time to time through December 31, 2025. The Company may buy back its common stock from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, and federal and state laws governing such transactions, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The Share Repurchase Program does not oblige the Company to acquire any specific number of shares and may be modified, discontinued, or suspended at any time. As of March 31, 2025, no shares had been repurchased under the Share Repurchase Program.

Stock Options

In connection with the Business Combination, the Company adopted the 2023 Plan. The 2023 Plan provides for the grant of equity awards to employees, outside directors, and consultants, including the direct award or sale of shares, stock options, and restricted stock units to purchase shares. The 2023 Plan is a continuation of the 2018 Plan and 2021 Plan, which were assumed from Jet Token and amended, restated and re-named into the form of the 2023 Omnibus Incentive Plan effective as of the consummation of the Business Combination. In September 2024, the 2023 Plan was amended to increase the number of shares of common stock authorized under the 2023 Plan to 10,933 shares and to eliminate the automatic share replenishment provision. As of March 31, 2025, the total number of shares reserved for issuance under the Omnibus Incentive Plan was 10,933 shares. The Omnibus Incentive Plan is administered by the Company’s Board of Directors, and expires ten years after adoption, unless terminated by the Board.

On June 4, 2018, the Company’s Board of Directors adopted the Jet.AI, Inc. 2018 Stock Option and Grant Plan (the “2018 Plan”). The 2018 Plan provides for the grant of equity awards to employees, non-employee directors and consultants, to purchase shares of common stock. As of March 31, 2025, the total number of shares reserved for issuance under the 2018 Plan was 10,301. The 2018 Plan is administered by the Board.

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

There were no stock options granted during the three months ended March 31, 2025 and 2024.

During the three months ended March 31, 2025 and 2024, stock-based compensation expense of $550,936 and $1,199,318, respectively, was recognized for the vesting of these options. As of March 31, 2025, there was approximately $742,000 in unrecognized stock-based compensation, which will be recognized through September 2027.

A summary of our stock option activity for the three months ended March 31, 2025 and 2024, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2023	16,268	$1,381.64	7.37
Granted	-	-	-
Exercised	-	-	-
Expired/Cancelled	-	-	-
Outstanding at March 31, 2024	16,268	$1,381.64	7.12

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2024	22,668	998.26	7.32
Granted	-	-	-
Exercised	-	-	-
Expired/Cancelled	-	-	-
Outstanding at December 31, 2024	22,668	$998.26	7.08

Exercisable at December 31, 2024	19,639	$1,554.20	6.90

Warrants

The number of outstanding warrants issued by the Company as of March 31, 2025 is as follows:

Warrant	Expiration Date Date	Exercise Price	Number Outstanding
GEM Common Stock Warrants	8/11/2026	$9.07	9,686
Total			9,686

NOTE 7 – RELATED PARTY TRANSACTIONS

See Note 5 for a discussion of the engagement letters entered into in December 2024 and February 2025.

See Note 6 for a discussion of related party Placement Agent Agreement and other placement agent agreements entered into in 2024 with Maxim.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company’s financial instruments, which consist of cash and cash equivalents, accounts receivable, accounts payable, and notes payable approximate fair value due to their short-term nature.

NOTE 9 – DEFERRED REVENUE

Changes in deferred revenue for the three months ended March 31, 2025 were as follows:

Deferred revenue as of December 31, 2024	$1,319,746
Amounts deferred during the period	1,768,623
Revenue recognized from amounts included in the deferred revenue beginning balance	(435,570)
Revenue from current year sales	(1,370,402)
Deferred revenue as of March 31, 2025	$1,282,397

NOTE 10 – SUBSEQUENT EVENTS

In April 2025, the Company issued 112,255 shares of common stock upon the conversion of 361 shares of Series B Convertible Preferred Stock.

The Company has evaluated subsequent events that occurred after March 31, 2025 through May 15, 2025, the date of these consolidated financial statements were available to be issued, and noted no additional events requiring recognition for disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which Jet.AI’s management believes is relevant to an assessment and understanding of its consolidated results of operations and financial condition. You should read the following discussion and analysis of Jet.AI’s financial condition and results of operations together with the historical unaudited consolidated financial statements as of March 31, 2025 and December 31, 2024, and the three months ended March 31, 2025 and 2024, and the related notes that are included elsewhere in this report.

Certain of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to plans and strategy for Jet.AI’s business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Item 1A – Risk Factors” in Jet.AI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 26, 2025, and factors identified in other subsequent reports filed with the SEC Jet.AI’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Factors that could cause or contribute to such differences include, but are not limited to, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this report. We assume no obligation to update any of these forward-looking statements.

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

In 2023 and 2024, we launched two AI-enhanced booking apps called CharterGPT and Ava, respectively.

Business Combination

On August 10, 2023, the Company, formerly known as Oxbridge Acquisition Corp., consummated a business combination pursuant to a Business Combination Agreement and Plan of Reorganization, as amended by Amendment No. 1 to the Business Combination Agreement, dated as of May 11, 2023 (the “Business Combination Agreement”) among the Company, OXAC Merger Sub I, Inc., a direct, wholly owned subsidiary of the Company (“First Merger Sub”), Summerlin Aviation LLC, a direct, wholly owned subsidiary of the Company (“Second Merger Sub”), and Jet Token Inc., a Delaware corporation (“Jet Token”). Pursuant to the Business Combination Agreement, the Company redomiciled as a Delaware corporation and was immediately renamed “Jet.AI Inc.”, and promptly thereafter, (i) First Merger Sub merged with and into Jet Token, with Jet Token surviving the merger as a wholly owned subsidiary of the Company, and (b) Jet Token merged with and into Second Merger Sub with Second Merger Sub surviving the merger as a wholly owned subsidiary of the Company (each merger and all other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

Following the Business Combination, the Company’s common stock was listed on the Nasdaq Stock Market LLC under the ticker symbol “JTAI”.

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

The Transactions are subject to shareholder approval and are expected to close during the second or third quarter of 2025.

After the Transactions Jet.AI will continue to operate and retain its software and intellectual property assets, but will cease to hold its aircraft fractional, jet card and management assets and expects to pursue additional business opportunities in the broader artificial intelligence (AI) and data-center enterprise sectors.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024

Revenues	$3,474,638	$3,848,598

Cost of revenues	3,590,152	3,972,954

Gross loss	(115,514)	(124,356)

Operating Expenses:
General and administrative (including stock-based compensation of $550,936 and $1,199,318, respectively)	2,652,427	2,546,294
Sales and marketing	294,408	446,600
Research and development	108,924	32,546
Total operating expenses	3,055,759	3,025,440

Operating loss	(3,171,273)	(3,149,796)

Other expense (income):
Interest expense	-	79,314
Other income	(1,469)	(61)
Total other expense	(1,469)	79,253

Loss before provision for income taxes	(3,169,804)	(3,229,049)

Provision for income taxes	-	-

Net Loss	$(3,169,804)	$(3,229,049)
Less cumulative preferred stock dividends	-	(29,728)
Net Loss to common stockholders	$(3,169,804)	$(3,258,777)

Weighted average shares outstanding - basic and diluted	1,711,490	50,851
Net loss per share - basic and diluted	$(1.85)	$(64.08)

Three Months Ended March 31, 2025 and 2024

Revenues

Revenue for the three months ended March 31, 2025, totaled $3.5 million, a 9.7% decrease of $374,000 from $3.8 million for the same period in 2024. This revenue included $1.8 million from our software App and Cirrus Charter program, comprising $1.0 million from software-related services and $0.8 million from chartering our HondaJet aircraft through our operating partner, Cirrus; $1.3 million from aircraft management services; and $343,000 from Jet Card and fractional programs, reflecting hours flown and additional charges.

The following table sets forth a breakout of revenue components by subcategory for the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31,
	2025	2024

Software App and Cirrus Charter	$1,849,950	$2,371,091
Jet Card and Fractional Programs	343,345	677,320
Management and Other Services	1,281,343	800,187
	$3,474,638	$3,848,598

Software-related revenue from our proprietary booking platform declined to $1.0 million in the first quarter of 2025, a 39% decrease from $1.7 million in the first quarter of 2024, primarily due to reduced marketing efforts, and an industry-wide decline in private jet travel demand.

Aircraft management service revenue increased to $1.3 million in the first quarter of 2025, a 60% increase from $0.8 million in the first quarter of 2024, driven by a management agreement entered into in the fourth quarter of 2023 and the addition of a second managed aircraft starting in April 2024.

In the first quarter of 2025, we sold 20 prepaid flight hours under our Jet Card and fractional programs for $116,000 and recognized $343,000 in revenue, reflecting 52 flight hours flown or forfeited, plus additional charges for fuel cost adjustments and federal excise tax reimbursements. As of March 31, 2025, deferred revenue related to prepaid flight hours was $0.9 million, representing hours not yet flown or forfeited.

In the first quarter of 2024, we sold 55 prepaid flight hours for $333,000 and recognized $677,000 in revenue, reflecting 95 flight hours flown or forfeited, plus additional charges. Deferred revenue as of March 31, 2024, was $1.2 million.

The reduction in flight hours flown in the first quarter of 2025 reflects a challenging economic environment. Additionally, our revised pricing strategy, which bases Jet Card sales on HondaJet rates with an option to upgrade to the managed Cessna Citation CJ4, combined with efforts to increase Jet Card pricing, led to a 4.2% decrease in revenue per flight hour compared to the first quarter of 2024.

The following table details the flight hours sold and flown or forfeited, as well as the associated deferred revenues and recognized revenues, respectively, and additional charges for the first quarter of 2025 and 2024:

	For the three months ended March 31,
	2025	2024
Deferred revenue at the beginning of the period (1)	$1,319,746	$1,779,794
Prepaid flight hours sold
Amount	$116,000	$333,000
Total Flight Hours	20	55

Prepaid flight hours flown
Amount	$296,096	$636,502
Total flight hours	52	95

Additional charges	$47,249	$49,052
Total flight hour revenue	$343,345	$677,320

Deferred revenue at the end of the period (2)	$1,282,397	$1,395,285

(1)	Deferred revenue at December 31, 2024 and 2023 also includes $212,278 and $268,818, respectively, with respect to customer prepayments associated with software app transactions and $16,233 and $0 with respect to customer prepayments associated with management and other services revenue.

(2)	Deferred revenue at March 31, 2025 and 2024 also includes $355,025 and $187,811, respectively, with respect to customer prepayments associated with software app transactions and $16,233 and $0 with respect to customer prepayments associated with management and other services revenue.

Revenue from direct chartering of our HondaJet Elite aircraft by Cirrus totaled $0.8 million in the first quarter of 2025, a 20.3% increase of $139,000 from the first quarter of 2024. The increased revenue was a direct result of increased charter activity, both ad hoc and by Cirrus.

Cost of revenues

Our cost of revenue is comprised of payments to Cirrus for the maintenance and management of our fleet aircraft, commissions to Cirrus for their arranging for charters on our aircraft, aircraft lease expense, federal excise tax relating to jet card and third-party charters, and payments to third-party aircraft operators for both charter flights booked through our App, as well as the cost of subcharters for covering jet card flights when our HondaJet Elites were unavailable. The management of our aircraft by Cirrus covers all our aircraft operating costs regardless of whether the aircraft are used for program flight hours or charters and includes expenses such as fuel, pilot wages and training costs, aircraft insurance, maintenance and other flight operational expenses.

Due to fleet expansion and increased fixed and variable operating costs, payments to Cirrus for aircraft management and operations rose by $306,000 to $2.4 million in the first quarter of 2025 from $2.1 million in the first quarter of 2024. Aircraft lease expenses remained stable at $326,000. Third-party charter costs decreased by $0.6 million to $0.8 million in the first quarter of 2025, reflecting lower software-related revenue and reduced reliance on subcharters for Jet Card flights. Federal excise taxes and merchant fees associated with charter flights declined by $69,000 to $92,000 in the first quarter of 2025 from $161,000 in the prior-year period, driven by decreased software revenue.

Total costs to operate our five aircraft in the first quarter of 2025 were $2.8 million, compared to $2.6 million for four aircraft in the first quarter of 2024.

Gross loss

Gross loss for the first quarter of 2025 was $116,000, slightly improved from $124,000 in the first quarter of 2024, reflecting lower maintenance costs and pilot wages, as well as lower utilization of our HondaJet Elites, partially offset by stable fixed costs.

Total Operating Expenses

Total operating expenses for the first quarter of 2025 increased by $30,000 to $3.1 million from $3.0 million in the first quarter of 2024. This increase reflects a $106,000 rise in general and administrative expenses, a $76,000 increase in research and development expenses, but offset in part by a $152,000 decrease in sales and marketing expenses. Excluding non-cash stock-based compensation of $0.6 million in 2025 and $1.2 million in 2024, general and administrative expenses rose by $755,000, primarily due to $282,000 in higher professional fees for accounting, legal, and Board of Directors services—largely related to financing activities and fees and costs incurred in connection with the potential transaction with flyExclusive—and a $414,000 increase in wages.

Sales and marketing expenses decreased by 34% to $294,000 in the first quarter of 2025 from $446,000 in the first quarter of 2024, reflecting reduced promotional activities for certain of our legacy services and programs.

Research and development expenses increased by $76,000 to $109,000 in the first quarter of 2025 from $33,000 in the first quarter of 2024, driven by enhanced development efforts for new software offerings.

Operating Loss

The operating loss for the first quarter of 2025 was $3.2 million, a $21,000 increase from $3.1 million in the first quarter of 2024. Excluding the impact of stock-based compensation, the operating loss increased by $663,000, primarily due to higher general and administrative expenses.

Other (Income) Expense

In the first quarter of 2025, we recorded $1,000 in other income, compared to $79,000 in other expense in the first quarter of 2024, primarily due to the absence of interest expense during the 2025 period related to the Bridge Agreement described in Note 4 to the Company’s financial statements for the three months ended March 31, 2025.

Net Loss to Common Stockholders

Net loss to common stockholders for the first quarter of 2025 was $3.2 million, an $89,000 improvement from $3.3 million in the first quarter of 2024. This decrease was primarily due to the absence of $30,000 in cumulative preferred stock dividends accrued during the 2024 period following the redemption in the fourth quarter of 2024 of all of the then outstanding shares of Series A and Series A-1 Convertible Preferred Stock and the elimination of $79,000 in interest expense.

Liquidity and Capital Resources

Overview

As of March 31, 2025, our cash and cash equivalents totaled $12.2 million. Current assets exceeded current liabilities by $8.5 million, including $1.3 million in deferred revenue, which will be recognized as revenue upon the utilization or forfeiture of prepaid flight hours.

In the first quarter of 2025, we raised $11.0 million through the issuance of 1,100 shares of Series B Preferred Stock, which was the primary factor causing our cash and cash equivalent assets and current assets as a whole to increase from December 31, 2024.

We have historically incurred negative cash flows from operations and significant operating losses, resulting in an accumulated deficit of $55.7 million as of March 31, 2025. We anticipate revenue and operating profit growth from strategic initiatives, including aircraft acquisitions, increased Jet Card pricing, enhanced charter activity through CharterGPT, Ava, and Reroute AI, and SaaS revenue from DynoFlight. However, we expect to incur operating losses for at least the next 12 months, depending on the success and timing of these initiatives. To fund operations, we plan to utilize funds from share issuances under the Share Purchase Agreement and potential sales of equity or debt securities. Contractual limitations may restrict additional funding under the Share Purchase Agreement, and further equity issuances may adversely affect our stock price and ability to raise capital. To support growth, we have executed a non-binding term sheet with Hexstone Capital LP (as further described below) for a proposed $50 million financing transaction, with economic terms similar to our existing $16.5 million arrangement with Ionic Ventures LLC. That term sheet reflects the parties’ agreement in principle on material deal terms, including the anticipated issuance of a newly created Series C Convertible Preferred Stock and related warrants, however, that transaction is subject to finalization, and then the execution and delivery of definitive agreements by the parties. There can be no assurance that such definitive agreements will be entered into or that the proposed transaction will be consummated. In the absence of external financing, we are prepared to reduce cash utilization by halting marketing, suspending software development, streamlining operations, and focusing on existing customers, enabling operations to continue for at least one year, during which we would seek new financing to resume expansion. Forward-looking statements regarding our financial condition and liquidity are subject to risks and uncertainties, as detailed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K.

Ionic Transaction

General

On March 28, 2024, Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) and a number of other transaction documents described below for a private placement with Ionic Ventures, LLC (“Ionic”), which closed on March 29, 2024, which we collectively refer to as the “Ionic Transaction.” Under the Securities Purchase Agreement, the Company issued to Ionic (a) 150 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), which are convertible into shares of the Company’s common stock, (b) a warrant to purchase up to 1,500 shares of Series B Preferred Stock (the “Ionic Warrant”), at an exercise price of $10,000 per share, and (c) 1,111 shares of the Company’s common stock.

At the initial closing the Company received gross proceeds of approximately $1.5 million, not including customary placement fees and reimbursement of certain payables to Maxim as placement agent and other expenses payable by the Company in connection with the Ionic Transaction. This amount excludes the proceeds from the exercise of the Ionic Warrant.

Series B Preferred Stock

On March 28, 2024, we filed a Certificate of Designation of the Series B Convertible Preferred Stock with the Secretary of State of the State of Delaware, which provides for the issuance of up to 5,000 shares of the Company’s Series B Preferred Stock (the “Certificate of Designations”). The Series B Preferred Stock ranks senior to all other capital stock of the Company.

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

If certain defined “triggering events” defined in the Certificate of Designations occur, then we may be required to redeem the Series B Preferred Stock for cash at 110% of the stated value.

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

At its annual meeting of stockholders, which took place on September 24, 2024, the Company sought stockholder approval for the potential issuance of shares of common stock pursuant to the Ionic transaction in an amount that, upon issuance, could result in the issuance of shares of common stock in an amount in excess of 19.99% of the Company’s outstanding shares of common stock at a price less than the “minimum price” as defined by and in accordance with Nasdaq Listing Rule 5635(d). The Company’s stockholders approved such potential issuance at the annual meeting. The Securities Purchase Agreement obligates the Company to reserve no less than 200% of the maximum number of shares of common stock issuable upon conversion of the Series B Preferred Stock outstanding, using an alternate conversion method (the “Required Reserve Amount”). The Company and Ionic initially agreed that the Required Reserve Amount was 200,000 shares of Common Stock. In order to meet that obligation, the Company sought stockholder approval to amend its certificate of incorporation to increase the number of authorized shares of Common Stock to 200,000,000 at its annual meeting of stockholders. The Company received such approval on September 24, 2024.

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

Adjustment to Beneficial Ownership Limitation

On February 14, 2025, Ionic delivered a notice to the Company that it has elected to increase the beneficial ownership limitation to 9.99%. The adjusted beneficial ownership limitation took effect on April 16, 2025. All prior issuances were, and all issuances until April 16, 2025 will continue to be, subject to the 4.99% beneficial ownership limitation.

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

On August 10, 2023, the Company issued GEM a warrant (as subsequently amended, the “GEM Warrant”) granting it the right to purchase up to 6% of the outstanding common stock of the Company on a fully diluted basis as of the date of listing. The GEM Warrant has a term of three years. The GEM Warrant included an adjustment mechanism, whereby the exercise price is subject to adjustment from time to time. Pursuant to the Warrant, on the first anniversary following the Public Listing Date as defined in the GEM Warrant (the “Adjustment Date”), if all or any portion of the GEM Warrant remains unexercised and the average closing price of the Company’s common stock for the 10 trading days following the Adjustment Date is less than 90% of the then current exercise price of the warrant (the “Baseline Price”), then the exercise price of the unexercised Warrant Shares that remain exercisable pursuant to the Warrant shall be adjusted to 110% of the Baseline Price. Accordingly, the warrant exercise price was reduced to $9.07 per share as of March 31, 2025. The warrant may be exercised by payment of the per share amount in cash or through a cashless exercise.

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

Term Sheet for Series C Convertible Preferred Stock

In February 2025, the Company entered into a non-binding term sheet (the “Series C Term Sheet”) with Hexstone Capital LP (“Hexstone”) setting forth the material terms for a proposed private placement, which has not yet closed as of the date of this Quarterly Report and is pending finalization, and then execution and delivery of definitive agreements between the parties. Pursuant to the Series C Term Sheet, the Company agreed in principle to issue warrants to purchase up to 5,000 shares of a to be designated Series C Convertible Preferred Stock (“Series C Preferred Stock”), and 100,000 shares of Common Stock for no additional consideration. The warrants are contemplated to have an exercise price of $10,000 and expire two years from issuance.

Each share of Series C Preferred Stock is expected to be convertible into shares of Common Stock, subject to certain limitations, including a beneficial ownership limitation of 4.99% (calculated in accordance with the rules promulgated under Section 13(d) of the Securities Exchange Act of 1934), which limitations would be to certain potential adjustments.  Prior to the approval by the Company’s stockholders in accordance with Nasdaq Stock Market Rules, shares of Series C Preferred Stock would not be convertible into shares of Common Stock if, as a result of a given conversion, the number of shares of common stock to be issued would exceed 19.9% of the total number of shares of the Company’s outstanding Common Stock.  The number of shares of Common Stock issuable upon conversion of a share of Series C Preferred Stock is expected to be calculated by dividing the conversion amount per share of Series C Preferred Stock by the conversion price. The conversion amount would be equal to the stated value of the shares of Series C Preferred Stock, $10,000, plus any additional amounts and late charges calculated in accordance with the proposed Certificate of Designations. The conversion price is anticipated to be equal to 95% (or, in the case of a delisting, 80%) of the lowest daily volume weighted average price of Common Stock over a period beginning on the trading day after the Company delivers shares of common stock upon such conversion to Hexstone and ending on the trading day on which the aggregate dollar trading volume of our common stock exceeds seven times the applicable conversion amount, subject to a five trading day minimum period for such calculation, and subject to certain adjustments.   If certain defined “triggering events” defined in the proposed Certificate of Designations occur, such as a breach of the contemplated Hexstone Registration Rights Agreement, suspension of trading, or the Company’s failure to convert the Series C Preferred Stock into Common Stock when a conversion right is exercised, then the Company may be required to redeem the Series C Preferred Stock for cash at 110% of the stated value.

There can be no assurance that the Company and Hexstone will enter into definitive agreements on the terms described in the Series C Term Sheet or at all. The terms described above are subject to change pending finalization of definitive agreements amongst the parties.

Cash Flows for the Three Months Ended March 31, 2025 and 2024

As of March 31, 2025, cash and cash equivalents totaled $12,245,419, including $500,000 of restricted cash related to aircraft leasing arrangements.

The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
Net cash used in operating activities	$(2,180,208)	$(2,520,790)
Net cash used in investing activities	(1,177,000)	(12,922)
Net cash provided by financing activities	9,730,000	1,028,724
Increase (decrease) in cash and cash equivalents	$6,372,792	$(1,504,988)

Cash Flow from Operating Activities

Net cash used in operating activities for the first quarter of 2025 was $2.2 million, a decrease from $2.5 million net cash used in the first quarter of 2024. The 2025 cash outflow primarily resulted from a net loss, adjusted for $685,000 in non-cash charges, a $246,000 increase in accounts receivable and other current assets, and a $130,000 reduction in lease liabilities, partially offset by a $550,000 increase in operating liabilities. The increase in operating liabilities was driven by a $717,000 rise in accounts payable and accrued liabilities related to aircraft operations, partially offset by a $37,000 decrease in deferred Jet Card revenue and a $130,000 reduction in operating lease liabilities.

Cash Flow from Investing Activities

Net cash used in investing activities for the first quarter of 2025 was $1.2 million, compared to $13,000 in the first quarter of 2024, primarily due to $1.1 million in aircraft deposits paid to Textron and $77,000 in net charter deposits. In addition to the $1.1 million in aircraft deposits paid to Textron during the first quarter of 2025, the Company will be required to make additional deposits totaling $2.1 million during 2025, including $550,000 of which is due by May 15, 2025.

Cash Flow from Financing Activities

Net cash provided by financing activities for the first quarter of 2025 was $9.7 million, primarily from $11.0 million in proceeds from exercise of Series B Preferred Stock warrants, partially offset by $1.3 million in offering costs.

Aircraft Financing Arrangements

In November 2021 and April 2022, the Company entered into two separate five-year leasing arrangements for the acquisition of two of its HondaJet Elite aircraft. At any time during their term, the Company has the option to purchase either aircraft from the lessor at the aircraft’s fair market value at that time. The leasing arrangements also require the Company to hold a combined liquidity reserve of $500,000 in a separate bank account pledged as security to the lessor, which the Company records as restricted cash on its balance sheet, as well as a maintenance reserve of approximately $690,000 for each leased aircraft, which is held by the lessor in the event the lessor determines that the relevant aircraft is not being maintained in accordance with the lease requirements or to prevent deterioration of the aircraft. Events of default under the leasing arrangements include, among other things, failure to make the monthly payments (with a 10-day cure period), default on other indebtedness, breaches of covenants related to insurance and maintenance requirements, change of control or merger, insolvency and a material adverse change in the Company’s business, operations or financial condition. Please see Note 5 to the Company’s financial statements for the three months ended March 31, 2025 for a further description of these leasing arrangements.

Critical Accounting Estimates

Going Concern and Management Plans

The Company has limited operating history and has incurred losses from operations since its inception. These matters raise concern about the Company’s ability to continue as a going concern.

The Company began ramping up its revenue-generating activities during the second half of the year ended December 31, 2022 and those activities continued into 2025. During the next twelve months, the Company intends to fund its operations with funds from its operations, and drawdowns under the Share Purchase Agreement, as well as proceeds from other financing arrangements. The Company also has the ability to reduce cash burn to preserve capital. There are no assurances, however, that management will be able to raise capital on terms acceptable to the Company. If the Company is unable to obtain sufficient amounts of additional capital, the Company may be required to reduce the near-term scope of its planned development and operations, which could delay implementation of the Company’s business plan and harm its business, financial condition and operating results. The consolidated balance sheets do not include any adjustments that might result from these uncertainties.

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

Jet Token has been determined to be the accounting acquirer in the Business Combination based on the following predominate factors:

●	Jet Token’s former stockholders had the greatest voting interest in the combined entity;
●	Jet Token’s former stockholders had the ability to nominate a majority of the initial members of the combined entity board;
●	Jet Token’s senior management is the senior management of the combined entity;
●	Jet Token is the larger entity based on historical operating activity and has the larger employee base; and
●	The post-combination company has assumed a Jet Token branded name: “Jet.AI Inc.”

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Interim Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our Interim Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on March 31, 2025 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 26, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

Set forth below is information regarding securities issued by the registrant since January 1, 2025 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration received by the registrant for such securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed that were not previously disclosed or reported in our Annual Report on Form-K for the year ended December 31, 2024 or a subsequent Current Report on Form 8-K. Adjustments to stock issuance accounts for the reverse split of 1-for-225 common shares effective November 12, 2024, all fractional share amounts after split down upwardly to next whole share; price per share adjusted based on the 1-for-225 reverse split of common shares effected in November 2024.

1.	From January 1, 2025 through the date of this Quarterly Report, the Company issued 1,100 shares of Series B Preferred Stock from exercises of the Ionic Warrant for gross proceeds of $11.0 million. The securities were offered and sold in reliance on the exemptions from registration contained in Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities by the Company or its affiliates during the quarter ended March 31, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended March 31, 2025, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

During the quarter ended March 31, 2025, there were no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

During the quarter ended March 31, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit Number	Description
2.1#	Agreement and Plan of Merger and Reorganization dated as of February 13, 2025, by and among Jet.AI Inc., flyExclusive, Inc., FlyX Merger Sub, Inc., and Jet.AI SpinCo, Inc. (incorporated by reference to Exhibit 2.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on February 20, 2025).
3.1	Certificate of Incorporation of Jet.AI Inc., as amended through November 12, 2024 (incorporated by reference to Exhibit 3.1 of Jet.AI’s Annual Report on Form 10-K for the year ended December 31, 2024).
3.2	Certificate of Designation of the Series A Convertible Preferred Stock of Jet.AI Inc., as amended through July 15, 2024 (incorporated by reference to Exhibit 3.2 of Jet.AI’s Annual Report on Form 10-K for the year ended December 31, 2024).

3.3	Certificate of Designation of the Series A-1 Convertible Preferred Stock of Jet.AI Inc., dated August 10, 2023 (incorporated by reference to Exhibit 3.3 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.4	Certificate of Designations of Series B Convertible Preferred Stock of Jet.AI Inc., as amended through February 14, 2025.
3.5	Bylaws of Jet.AI Inc., as amended through August 5, 2024(incorporated by reference to Exhibit 3.5 of Jet.AI’s Annual Report on Form 10-K for the year ended December 31, 2024).
10.1	Separation and Distribution Agreement dated as of February 13, 2025, by and among Jet.AI Inc., Jet.AI SpinCo, Inc., and flyExclusive, Inc. (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on February 20, 2025).
10.2	Form of Stockholder Support Agreement (incorporated by reference to Exhibit 10.2 of Jet.AI’s Current Report on Form 8-K filed with the SEC on February 20, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

#	Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

JET.AI INC.

	By:	/s/ George Murnane
	Name:	George Murnane
	Title:	Interim Chief Financial Officer
(Principal Financial Officer and Accounting Officer)
Date: May 15, 2025

