Form 10-Q
period 2025-06-30
Jet.AI Inc.
filed 2025-08-14
CIK 1861622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, there were 3,261,256 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

JET.AI, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$8,265,732	$5,872,627
Accounts receivable	112,079	132,230
Note receivable - related party	35,995	-
Deferred offering costs	45,000	-
Other current assets	199,706	357,751
Total current assets	8,658,512	6,362,608

Property and equipment, net	3,780	5,055
Intangible assets, net	86,745	86,745
Right-of-use lease asset	780,499	1,048,354
Investment in joint venture	100,000	100,000
Deposit on aircraft	4,050,000	2,400,000
Deposits and other assets	785,561	794,561
Total assets	$14,465,097	$10,797,323

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$367,361	$280,450
Accrued liabilities	1,362,654	1,663,338
Deferred revenue	647,857	1,319,746
Operating lease liability	533,480	525,547
Total current liabilities	2,911,352	3,789,081

Lease liability, net of current portion	227,044	495,782
Total liabilities	3,138,396	4,284,863

Commitments and contingencies (Note 2 and 6)	-	-

Stockholders’ Equity
Preferred Stock, 4,000,000 shares authorized, par value $0.0001, 0 issued and outstanding	-	-
Series B Convertible Preferred Stock, 5,000 shares authorized, par value $0.0001, 989 and 250 issued and outstanding	-	-
Common stock, 200,000,000 shares authorized, par value $0.0001, 3,261,701 and 1,629,861 issued and outstanding	326	162
Subscription receivable	(6,724)	(6,724)
Additional paid-in capital	69,434,004	59,065,100
Accumulated deficit	(58,100,905)	(52,546,078)
Total stockholders’ equity	11,326,701	6,512,460
Total liabilities and stockholders’ equity	$14,465,097	$10,797,323

See accompanying notes to consolidated financial statements

JET.AI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues	$2,225,900	$3,083,884	$5,700,538	$6,932,482

Cost of revenues	2,336,200	3,500,880	5,926,352	7,473,834

Gross loss	(110,300)	(416,996)	(225,814)	(541,352)

Operating Expenses:
General and administrative (including stock-based compensation of $763,132, $1,201,728, $1,314,068, and $2,401,046, respectively)	2,246,980	2,663,753	4,899,407	5,210,047
Sales and marketing	81,601	102,470	376,009	549,070
Research and development	41,044	37,396	149,968	69,942
Total operating expenses	2,369,625	2,803,619	5,425,384	5,829,059

Operating loss	(2,479,925)	(3,220,615)	(5,651,198)	(6,370,411)

Other (income) expense:
Interest expense	-	-	-	79,314
Other (income) expense	(94,902)	(59)	(96,371)	(120)
Total other (income) expense	(94,902)	(59)	(96,371)	79,194

Loss before provision for income taxes	(2,385,023)	(3,220,556)	(5,554,827)	(6,449,605)

Provision for income taxes	-	-	-	-

Net Loss	$(2,385,023)	$(3,220,556)	$(5,554,827)	$(6,449,605)

Cumulative preferred stock dividends	-	29,727	-	59,455

Net Loss to common stockholders	$(2,385,023)	$(3,250,283)	$(5,554,827)	$(6,509,060)

Weighted average shares outstanding - basic and diluted	2,583,667	57,362	2,315,946	54,331
Net loss per share - basic and diluted	$(0.92)	$(56.66)	$(2.40)	$(119.80)

See accompanying notes to consolidated financial statements

JET.AI, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

	Series B Preferred Stock		Common Stock		Subscription	Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit)
Balance at December 31, 2024	250	$-	1,629,861	$162	$(6,724)	$59,065,100	$(52,546,078)	6,512,460
Stock-based compensation	-	-	25,485	3	-	550,933	-	550,936
Issuance of Series B Convertible Preferred Stock upon exercise of warrants	1,100	-	-	-	-	11,000,000	-	11,000,000
Series B Preferred Stock conversion	(50)	-	532,100	53	-	(53)	-	-
Offering costs	-	-	-	-	-	(1,270,000)	-	(1,270,000)
Net loss	-	-	-	-	-	-	(3,169,804)	(3,169,804)
Balance at March 31, 2025 (unaudited)	1,300	$-	2,187,446	$218	$(6,724)	$69,345,980	$(55,715,882)	$13,623,592
Stock-based compensation	-	-	145,000	15	-	763,117	-	763,132
Series B Preferred Stock conversion	(311)	-	929,255	93	-	(93)	-	-
Offering costs	-	-	-	-	-	(675,000)	-	(675,000)
Net loss	-	-	-	-	-	-	(2,385,023)	(2,385,023)
Balance at June 30, 2025 (unaudited)	989	$-	3,261,701	$326	$(6,724)	$69,434,004	$(58,100,905)	$11,326,701

	Series B Preferred Stock		Common Stock		Subscription	Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit)
Balance at December 31, 2023	-	$-	43,353	$4	$(6,724)	$35,343,069	$(39,272,388)	$(3,936,039)
Stock-based compensation	-	-	-	-	-	1,199,318	-	1,199,318
Sale of Series B Convertible Preferred Units	150	-	1,111	-	-	1,500,025	-	1,500,025
Offering costs	-	-	-	-	-	(155,000)	-	(155,000)
Issuance of Common Stock upon exercise of warrants	-	-	6,892	1	-	742,473	-	742,474
Sale of Common Stock for cash	-	-	4,444	-	-	1,110,000	-	1,110,000
Net loss	-	-	-	-	-	-	(3,229,049)	(3,229,049)
Balance at March 31, 2024 (unaudited)	150	$-	55,800	$5	$(6,724)	$39,739,885	$(42,501,437)	$(2,768,271)
Stock-based compensation	-	-	-	-	-	1,201,728	-	1,201,728
Sale of Common Stock for cash	-	-	9,778	1	-	617,278	-	617,279
Net loss	-	-	-	-	-	-	(3,220,556)	(3,220,556)
Balance at June 30, 2024 (unaudited)	150	$-	65,578	$6	$(6,724)	$41,558,891	$(45,721,993)	$(4,169,820)

See accompanying notes to consolidated financial statements

JET.AI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,554,827)	$(6,449,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,275	67,626
Amortization of debt discount	-	80,761
Stock-based compensation	1,314,068	2,401,046
Non-cash operating lease costs	267,855	260,157
Changes in operating assets and liabilities:
Accounts receivable	20,151	(439,436)
Other current assets	158,045	117,302
Deferred offering costs	(45,000)	-
Accounts payable	86,911	(141,764)
Accrued liabilities	(300,684)	331,915
Deferred revenue	(671,889)	(680,328)
Operating lease liability	(260,805)	(253,107)
Net cash used in operating activities	(4,984,900)	(4,705,433)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances under related party promissory note	(35,995)	-
Purchase of intangible assets	-	(12,921)
Deposit on aircraft	(1,650,000)	-
Deposits and other assets	9,000	(100)
Net cash used in investing activities	(1,676,995)	(13,021)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	-	(371,250)
Repayments of related party notes payable	-	(297,500)
Offering costs	(1,945,000)	(155,000)
Proceeds from exercise of common stock warrants	-	742,474
Proceeds from exercise of Series B Convertible Preferred Stock warrants	11,000,000	-
Proceeds from sale of Series B Preferred Stock	-	1,500,025
Proceeds from sale of Common Stock	-	1,727,279
Net cash provided by financing activities	9,055,000	3,146,028

Increase (decrease) in cash and cash equivalents	2,393,105	(1,572,426)
Cash and cash equivalents, beginning of period	5,872,627	2,100,543
Cash and cash equivalents, end of period	$8,265,732	$528,117

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$79,314
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Issuance of Common Stock for Series B Preferred Stock conversion	$146	$-

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

On August 10, 2023, the Company consummated the business combination transaction (“Business Combination”) pursuant to the Business Combination Agreement and Plan of Reorganization (the “Business Combination Agreement”) with OXAC Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“First Merger Sub”), Summerlin Aviation LLC (f/k/a OXAC Merger Sub II, LLC), a Delaware limited liability company and a direct wholly owned subsidiary of the Company (“Second Merger Sub”), and Jet Token, Inc., a Delaware corporation (“Jet Token”). Pursuant to the terms of the Business Combination Agreement, a business combination between the Company and Jet Token was effected through the merger of First Merger Sub and Jet Token, with Jet Token emerging as the surviving company, followed by a merger between Jet Token and Second Merger Sub, with Second Merger Sub emerging as the surviving company as a wholly owned subsidiary of the Company. In connection with the Business Combination, the Company was domesticated and continues as a Delaware corporation and immediately changed its name to “Jet.AI Inc.”

Following the closing of the Business Combination, the Company’s common stock, par value $0.0001 per share, was listed on the Nasdaq Stock Market LLC under the ticker symbol “JTAI” and Jet Token was determined to be the accounting acquirer in the Business Combination. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Jet Token issuing stock for the net assets of the Company, accompanied by a recapitalization. The Company is now a holding company for several wholly owned subsidiaries, including Second Merger Sub.

The Company, directly and indirectly through its subsidiaries, is principally involved in (i) the sale of fractional and whole interests in aircraft, (ii) the sale of jet cards, which enable holders to use certain aircraft at agreed-upon rates, (iii) the operation of a proprietary booking platform (the “App”), which functions as a prospecting and quoting platform to arrange private jet travel with third-party carriers as well as via the Company’s leased and managed aircraft, (iv) direct chartering of its HondaJet Elite aircraft by Cirrus Aviation Services (“Cirrus”), (v) aircraft brokerage and (vi) service revenue from the monthly management and hourly operation of customer aircraft.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern and Management Plans

The Company has limited operating history and has incurred losses from operations since inception. These matters raise concern about the Company’s ability to continue as a going concern.

During the next twelve months, the Company intends to fund its operations with capital from its operations, and proceeds from sales of debt or equity securities. The Company could, if necessary, reduce cash burn to preserve capital. There are no assurances, however, that management will be able to raise capital on terms acceptable to the Company. If the Company is unable to obtain sufficient amounts of additional capital, the Company may be required to reduce the near-term scope of its planned development and operations, which could delay implementation of the Company’s business plan and harm its business, financial condition and operating results. The consolidated balance sheets do not include any adjustments that might result from these uncertainties.

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

Jet Token was determined to be the accounting acquirer in the Business Combination based on the following predominate factors:

●	Jet Token’s former stockholders had the greatest voting interest in the combined entity;
●	Jet Token’s former stockholders had the ability to nominate a majority of the initial members of the combined entity board of directors;
●	Jet Token’s senior management is the senior management of the combined entity;
●	Jet Token is the larger entity based on historical operating activity and has the larger employee base; and
●	The post-combination company has assumed a Jet Token branded name: “Jet.AI Inc.”

Unaudited Interim Financial Statements

Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these unaudited consolidated interim financial statements have been included. Such adjustments consist of normal recurring adjustments. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year.

Reverse Stock Split

On November 12, 2024, the Company effected a reverse common stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-225. On the effective date, every 225 shares of common stock issued and outstanding were combined into one issued share of common stock. In addition, the aggregate number of equity-based awards that remain available to be granted under the Company’s equity compensation plans was decreased proportionately and proportionate adjustments were made to the per-share exercise price and the number of shares issuable upon the exercise of outstanding stock options, as applicable, as well as to the number of shares that would be owned upon vesting and settlement of restricted stock units and other equity-based awards, as applicable. Similar proportionate adjustments were also made to the outstanding warrants. No fractional shares were issued as a result of the reverse stock split and any fractional shares resulting from the reverse stock split were rounded down to the nearest number of whole shares so that the Company issued cash in lieu of any fractional shares that such stockholder would have received as a result of the reverse stock split. In accordance with Accounting Standards Codification (“ASC”) 260-10-55-12, the Company has adjusted the number of shares, per-share computations and the computations of basic and diluted loss per share (“EPS”) retroactively for all periods presented in the consolidated financial statements and related notes.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Fair Value of Financial Instruments

Fair value is defined by ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability. There are three levels of inputs that may be used to measure fair value:

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

Risks and Uncertainties

The Company has limited operating history and has incurred losses from operations since inception. The Company’s business and operations are sensitive to general business and economic conditions in the United States and worldwide along with local, state, and federal governmental policy decisions. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse conditions may include but are not limited to: changes in the private airline industry, fuel and operating costs, changes to corporate governance best practices for executive flying, general demand for private jet travel, regulations on carbon emissions from aviation and market acceptance of the Company’s business model. These adverse conditions could affect the Company’s financial condition and the consolidated results of its operations.

Cash and Cash Equivalents

For purpose of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Included within cash and cash equivalents is restricted cash of $500,000 at June 30, 2025 and December 31, 2024.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the consolidated balance sheet. The deferred offering costs will be charged to stockholders’ equity upon the completion of an offering or to expenses if the offering is not completed.

Other Current Assets

Other current assets include security deposits, which relate primarily to contractual prepayments to third parties for future services, prepaid expenses and customer receivables for additional expenses incurred in their charter trips.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. As of June 30, 2025 and December 31, 2024, property and equipment consisted entirely of equipment which is being depreciated over a three-year period.

Internal-Use Software

The Company incurs software development costs to develop software programs to be used solely to meet its internal needs and cloud-based applications used to deliver its services. In accordance with ASC 350-40, Internal-Use Software, the Company capitalizes development costs related to these software applications once a preliminary project stage is complete, funding has been committed, and it is probable that the project will be completed, and the software will be used to perform the function intended. As of June 30, 2025 and December 31, 2024, the Company has capitalized approximately $398,000 of internal software related costs, which is included in intangible assets in the accompanying consolidated balance sheets and was fully amortized as of June 30, 2025 and December 31, 2024.

Investments in Joint Ventures

In January 2023, the Company formed a 50/50 joint venture subsidiary with Great Western Air LLC (dba Cirrus Aviation Services) called 380 Software LLC, a Nevada limited liability company. Costs and profits are to be shared equally between the Company and Cirrus. The Company accounts for these investments using the equity method whereby the initial investment is recorded at cost and subsequently adjusted by the Company’s share of income or loss from the joint venture. There is currently no financial activity or material assets to report for this joint venture beyond this initial investment.

Allowance for Credit Losses

The Company recognizes an expected allowance for credit losses with respect to its accounts receivable. In addition, also at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded. Accounts receivable are evaluated individually for impairment. This estimate is adjusted for management’s assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses. The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in operations or an offset to credit loss expense in the year of recovery, in accordance with the entity’s accounting policy election. No allowance for credit losses was considered necessary at June 30, 2025 and December 31, 2024.

Leases

The Company determines if an arrangement is a lease at inception on an individual contract basis. Operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and non-current operating lease liabilities on the consolidated balance sheets. Operating lease right-of-use assets represent the right to use an underlying asset for the lease term. Operating lease right-of-use assets are recognized at lease commencement date based on the present value of the future minimum lease payments over the lease term. The interest rate implicit in each lease was readily determinable to discount lease payments.

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

Impairment of Long-Lived Assets

The Company follows ASC 360-10, Impairment or Disposal of Long-Lived Assets. ASC 360-10 requires that if events or changes in circumstances indicate that the carrying value of long-lived assets or asset groups may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying value to determine if a write-down to market value would be required. Long-lived assets or asset groups that meet the criteria in ASC 360-10 as being held for sale are reflected at the lower of their carrying amount or fair market value, less costs to sell.

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

Deferred revenue is an obligation to transfer services to a customer for which the Company has already received consideration. Upon receipt of a prepayment from a customer for all or a portion of the transaction price, the Company initially recognizes a contract liability. The contract liability is settled, and revenue is recognized when the Company satisfies its performance obligation to the customer at a future date. As of June 30, 2025 and December 31, 2024, the Company deferred $500,859 and $1,091,235, respectively, related to prepaid flight hours under the jet card program for which the related travel had not yet occurred.

The Company also generates revenues from individual ad hoc charter bookings processed through the Company’s App, whereby the Company sources, negotiates, and arranges travel on a charter basis for a customer based on pre-selected options and pricing provided by the Company to the customer through the App. In addition, Cirrus Aviation Services markets charters on the Company’s aircraft for the Company’s benefit. Deferred revenue with respect to the App was $130,765 and $212,278 as of June 30, 2025 and December 31, 2024, respectively.

The Company utilizes certificated independent third-party air carriers in the performance of a portion of flights. The Company evaluates whether there is a promise to transfer services to the customer, as the principal, or to arrange for services to be provided by another party, as the agent, using a control model. The nature of the flight services the Company provides to members is similar regardless of which third-party air carrier is involved. The Company directs third-party air carriers to provide an aircraft to a member or customer. Based on evaluation of the control model, it was determined that the Company acts as the principal rather than the agent within all revenue arrangements. Owner charter revenue is recognized for flights where the owner of a managed aircraft sets the price for the trip. The Company records owner charter revenue at the time of flight on a net basis for the margin we receive to operate the aircraft. If the Company has primary responsibility to fulfill the obligation, then the revenue and the associated costs are reported on a gross basis in the consolidated statements of operations. Deferred revenue with respect to the management of aircraft was $16,233 as of June 30, 2025 and December 31, 2024.

The following is a breakout of revenue components by subcategory for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Software App and Cirrus Charter	$1,271,695	$1,610,899	$3,121,645	$3,981,990
Jet Card and Fractional Programs	421,306	558,560	764,651	1,235,880
Management and Other Services	532,899	914,425	1,814,242	1,714,612
	$2,225,900	$3,083,884	$5,700,538	$6,932,482

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

Aircraft Sales

The Company from time to time acquires aircraft from vendors and various other third-party sellers in the private aviation industry. The Company’s classifies the purchase as aircraft inventory on the consolidated balance sheets. Aircraft inventory is valued at the lower of cost or net realizable value. Sales are recorded on a gross basis within revenues and cost of revenue in the consolidated statements of operations. The Company recorded no aircraft sales for the six months ended June 30, 2025 and 2024.

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

Advertising Costs

The Company expenses the cost of advertising and promoting the Company’s services as incurred. Such amounts are included in sales and marketing expense in the consolidated statements of operations and totaled $376,009 and $549,070 for the six months ended June 30, 2025 and 2024, respectively.

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

Income Taxes

The Company applies ASC 740, Income Taxes. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any and the change during the period in deferred tax assets and liabilities.

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

Loss per Common Share

The Company presents basic EPS and diluted EPS on the face of the consolidated statements of operations. Basic EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. For periods in which the Company incurs a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from the diluted EPS calculations. For the six months ended June 30, 2025 and 2024, there were (i) 22,668 and 16,268 options, (iii) 9,686 and 112,095 warrants to purchase common stock, and (iii) 2,715,925 and 17,103 common shares issuable upon conversion of Series B Convertible Preferred Stock, respectively, excluded.

Concentration of Credit Risk

The Company maintains its cash with several major U.S. financial institutions which it believes to be creditworthy. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, however, the Company may maintain balances in excess of the federally insured limits.

Segment Reporting

The Company identifies operating segments as components of the Company for which discrete financial information is available and is regularly reviewed by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and performance assessment. The chief operating decision maker is the Interim Chief Executive Officer. The Company determined that as of and through June 30, 2025 the Company operates in a single operating and reportable segment, private aviation services, as the chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue, for purposes of making operating decisions, allocating resources, and assessing performance. All of the Company’s long-lived assets are located in the U.S. and revenue from private aviation services is substantially earned from flights throughout the U.S.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Expense Disaggregation Disclosures.” ASU 2024-03 requires disclosure to disaggregate prescribed expenses within relevant statement of operations captions. The standard is effective for fiscal years beginning after December 15, 2026 and for interim periods after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of the changes to its existing disclosures.

NOTE 3 – OTHER ASSETS

Other assets consisted of the following:

	June 30,	December 31,
	2025	2024
Deposits	$95,811	$104,811
Lease Maintenance Reserve	689,750	689,750
Total Other Assets	$785,561	$794,561

NOTE 4 – NOTES RECEIVABLE

Unsecured Promissory Note

On May 31, 2025, the Company entered into a promissory note with an affiliated entity (the “Maker”). Under the terms of the note, the Company may advance up to $300,000 to the Maker to fund its organizational costs and expenses. The note is unsecured, non-interest-bearing, and is repayable on the earlier of (i) November 30, 2025 or (ii) the consummation of an initial public offering by the Maker, and may be prepaid at any time without penalty. As of June 30, 2025, the Company had advanced $35,995 under this note.

NOTE 5 – NOTES PAYABLE

Bridge Agreement

On September 11, 2023, the Company entered into a binding term sheet (the “Bridge Agreement”) with eight investors whereby the investors purchased senior secured promissory notes (the “Bridge Notes”) from the Company in the aggregate principal amount of $625,000, which included $281,250 from related parties.

The Company received net proceeds from the sale of the Bridge Notes of $500,000, resulting in an original issue discount of $112,500. The notes accrued interest at five percent (5%) per annum and matured on March 11, 2024. The Company recognized a debt discount of $168,250 from the Bridge Notes, of which $90,625 was amortized during the six months ended June 30, 2024. Interest expense was $79,314 for the six months ended June 30, 2024.

These notes and accrued interest payable were fully repaid during the six months ended June 30, 2024.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

Total lease expense for the six months ended June 30, 2025 and 2024 was $648,413 and $701,550, respectively, which is included within cost of revenues in the accompanying statements of operations.

Right-of-use lease assets and lease liabilities for our operating leases was recorded in the consolidated balance sheet as follows:

	June 30,	December 31,
	2025	2024

Operating lease right-of-use asset	$2,576,036	$2,576,036
Accumulated amortization	(1,795,537)	(1,527,682)
Net balance	$780,499	$1,048,354

Lease liability, current portion	$533,480	$525,547
Lease liability, long-term	227,044	495,782
Total operating lease liabilities	$760,524	$1,021,329

As of June 30, 2025, the weighted average remaining lease term was 1.2 years, and the weighted average discount rate was 3%.

As of June 30, 2025, future minimum required lease payments due under the non-cancellable operating lease are as follows:

2025 (six months)	274,500
2026	503,250
Total future minimum lease payments	777,750
Less imputed interest	(17,226)
Maturities of lease liabilities	$760,524

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

No shares of common stock were sold pursuant to this agreement during the six months ended June 30, 2025.

During the six months ended June 30, 2024, the Company issued 14,222 shares of common stock pursuant to the agreement for total consideration of $1.7 million.

Pursuant to the Share Purchase Agreement, the Company issued to GEM a warrant (the “GEM Warrant”) granting it the right to purchase up to 9,686 shares of common stock of the Company. The GEM Warrant was issued with an exercise price of $1,935 and a term of three years. The GEM Warrant included an adjustment mechanism, whereby the exercise price is subject to adjustment from time to time. Pursuant to the GEM Warrant, on the first anniversary following the Public Listing Date as defined in the GEM Warrant (the “Adjustment Date”), if all or any portion of the GEM Warrant remained unexercised and the average closing price of the Company’s common stock for the 10 trading days following the Adjustment Date was less than 90% of the then-current exercise price of the warrant (the “Baseline Price”), then the exercise price of the unexercised Warrant Shares that remained exercisable pursuant to the GEM Warrant would be adjusted to 110% of the Baseline Price. Accordingly, the GEM Warrant exercise price was reduced to $9.07 per share as of June 30, 2025.

On August 4, 2022, the Company entered into a Registration Rights Agreement with GEM, obligating the Company to file a registration statement with respect to resales of the shares of common stock issuable to GEM under the Share Purchase Agreement and upon exercise of the GEM Warrant. Because that registration statement was not declared effective by October 23, 2023 (the “Effectiveness Deadline”), the Company was obligated to pay GEM an amount equal to $10,000 for each day following the Effectiveness Deadline until the registration statement was declared effective subject to a $300,000 cap if such delay in the declaration of effectiveness of the registration statement was caused by delays in SEC review of the registration statement or the SEC’s refusal to declare the registration statement effective. The Company has accrued $300,000 as of June 30, 2025 and December 31, 2024 with respect to this agreement.

On October 23, 2023, the Company entered into a warrant amendment agreement retroactively effective as of August 10, 2023 (the “GEM Warrant Amendment”). The GEM Warrant Amendment provides that GEM can elect to limit the exercisability of the GEM Warrant to purchase shares of the Company’s common stock, such that it is not exercisable to the extent that, after giving effect to the exercise, GEM and its affiliates, to the Company’s actual knowledge, would beneficially own in excess of 4.99% of the Company’s common stock outstanding immediately after giving effect to such exercise. On October 23, 2023, GEM provided a notice to the Company electing to have this limit apply to the GEM Warrant effective as of August 10, 2023. GEM may revoke this election notice by providing written notice to the Company of such revocation, which revocation would not be effective until 61 days after such notice is delivered to the Company.

Textron Aircraft Purchase Agreement

On October 31, 2024, the Company entered into an aircraft purchase agreement with Textron Aviation Inc. (“Textron”), for the purchase of three Cessna Citation CJ4 aircraft (the “CJ4 Aircraft”). Under the aircraft purchase agreement, the Company may purchase from Textron specifically configured CJ4 Aircraft at prevailing market rates whereby the aggregate purchase price could be approximately $40.5 million. The aircraft are expected to be delivered in the third and fourth quarter of 2026. The Company made deposits totaling approximately $4.1 million under the purchase agreement through June 30, 2025 and will be required to make additional deposits totaling $1.6 million during the remainder of 2025.

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

If the Company consummates certain transactions, then Maxim is due a fee (the “Success Fee”) of $500,000 upon the closing of the transaction. In the event that the Company enters into an agreement with respect to a transaction during the term of the 2024 Maxim Engagement Letter that is subsequently terminated, and the Company becomes entitled to a break-up, termination, topping, expense reimbursement or similar fee or payment (including any judgment for damages or amount in settlement of any dispute as a result of such termination, or any profit on any stock acquired from, or stock option granted by, any party to such transaction), a fee (the “Break-up Fee”) equal to 25% of all such amounts will be payable to Maxim promptly upon receipt of such amounts by the Company. In addition to the Retainer, Success Fee and Break-up Fee payable pursuant to the 2024 Maxim Engagement Letter, and regardless of whether any transaction is proposed or consummated, the Company will reimburse Maxim for certain out of pocket expenses incurred under the 2024 Maxim Engagement Letter.

February 2025 Engagement Letter

On February 25, 2025, the Company entered into an engagement letter (the “2025 Maxim Engagement Letter”) with Maxim, pursuant to which the Company engaged Maxim to serve as its exclusive financial advisor with respect to a spin-out transaction. Pursuant to the 2025 Maxim Engagement Letter, the Company agreed to pay Maxim a non-refundable stock fee of 25,000 shares of common stock which were issued upon execution of the 2025 Maxim Engagement Letter. If the Company consummates a spin-out transaction, then Maxim will receive a success fee of $500,000 upon closing. The Company also agreed to reimburse Maxim for certain expenses pursuant to the 2025 Maxim Engagement Letter.

On May 16, 2025, the Company entered into an amendment to the 2025 Maxim Engagement Letter. Pursuant to the amendment, in the event the Company executes, on a one-time basis, both a Joint Venture Agreement and a related Contribution Agreement with any counterparty in connection with a spin-out, joint venture, or similar transaction, the Company agreed to issue to Maxim an additional 125,000 shares of common stock. The amendment provides that no additional shares will issued to Maxim in connection with any subsequent or additional transactions of a similar nature.

During the six months ended June 30, 2025, the Company issued 150,000 shares of common stock pursuant to the 2025 Maxim Engagement Letter. The shares were recorded to General and Administrative expenses as stock-based compensation based on the fair value of the shares of approximately $625,000.

Joint Venture Agreement

On June 26, 2025, the Company entered into a Joint Venture Agreement (the “JV Agreement”) with Consensus Core Technologies Inc., a British Columbia corporation (“Consensus Core”), pursuant to which the parties agreed to collaborate in developing data centers. The JV Agreement provided certain terms of the joint venture, including: (i) the parties would enter into a Contribution Agreement (the “Contribution Agreement”) with a joint venture limited liability company (a “JVLLC”) outlining the full terms of the joint venture; (ii) the JVLLC would be organized under the laws of the State of Delaware prior to any initial closing under the Contribution Agreement, which would initially be wholly owned by Consensus Core; and (iii) the JVLLC would establish separate subsidiaries for each data center project to be contributed to the joint venture.

Contribution Agreement

On July 2, 2025, the Company entered into a Contribution Agreement with Consensus Core and Convergence Compute LLC, a Delaware limited liability company (“Convergence Compute”), pursuant to which the Company contributed $300,000 to Convergence Compute in the first closing of the transactions contemplated by the JV Agreement. As consideration for its contribution, the Company acquired a 0.5% equity interest in Convergence Compute. Upon the completion of certain data center project milestones, each of the Company and Consensus Core will make additional contributions to Convergence Compute and will receive additional equity interests in Convergence Compute and its subsidiaries.

Pursuant to the Contribution Agreement, the Company will contribute up to an aggregate $20 million to Convergence Compute in five tranches, with the obligation to deliver each tranche tied to specific project development milestones identified in the Contribution Agreement. Consensus Core will contribute 100% of the equity interests of the Midwest data center project to Convergence Compute at the second closing under the Contribution Agreement and will contribute 100% of the equity interests of the Maritime data center project to Convergence Compute at the third closing under the Contribution Agreement. In consideration for such contributions, the Company and Consensus Core will each receive a 17.5% equity interest in the Midwest project upon the second closing and a 17.5% equity interest in the Maritime project upon the third closing. The Company will also receive an additional 0.5% equity interest in Convergence Compute upon each additional closing, for an aggregate equity interest of up to 2.5% if all five tranches are consummated.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

Under the Amended and Restated Certificate of Incorporation of the Company, as amended, the Company is authorized to issue up to 204,000,000 shares, consisting of two classes: 200,000,000 shares of common stock, $0.0001 par value per share, and 4,000,000 shares of preferred stock, $0.0001 par value per share, of which 5,000 shares of preferred stock have been designated as Series B Convertible Preferred Stock, par value $0.0001 (“Series B Preferred Stock”). As of June 30, 2025, there were no issued and outstanding shares of Series A Preferred Stock and Series A-1 Preferred Stock, and 989 issued and outstanding shares of Series B Preferred Stock.

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

In connection with executing the Merger Agreement, the Company, SpinCo, and flyExclusive entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) pursuant to which the Company will transfer the business, operations, services and activities of the Company’s jet charter business to SpinCo. Upon the terms and subject to the conditions set forth in the Separation and Distribution Agreement, the Company will distribute all of the shares of common stock of SpinCo, $0.001 par value per share (“SpinCo Common Stock”) to the Company’s stockholders on a pro rata basis as set forth in the Separation and Distribution Agreement (the “Distribution”). As such, the Company will no longer operate a jet charter business as of consummation of the Distribution. There will be no change to the Company’s board of directors or executive officers as a result of the Transactions.

Upon closing of the Merger, the holders of SpinCo Common Stock will have their SpinCo Common Stock converted on a pro rata basis into the right to receive shares of Class A common stock of flyExclusive, $0.0001 par value per share (“flyExclusive Common Stock”), based on an exchange ratio equal to the quotient of (i) the “Initial Purchase Price” divided by the volume weighted average closing sale price of the flyExclusive Common Stock as reported on NYSE American for a period of 30 consecutive trading days ending on the trading day three trading days prior to the day of closing of the Merger (the “Merger Consideration Shares”), divided by (ii) the total outstanding shares of SpinCo Common Stock. The “Initial Purchase Price” is an amount equal to the product of (x) SpinCo’s estimated net cash, multiplied by certain premium percentages depending on SpinCo’s estimated net cash upon closing of the Merger. The number of Merger Consideration Shares that holders of SpinCo Common Stock will receive is subject to adjustment, depending on, among other things, the actual amount of SpinCo’s net cash at closing of the Merger. The Company’s stockholders will continue to own and hold their existing shares of the Company’s common stock as of closing of the Merger.

On May 6, 2025, the parties to the Merger Agreement entered into an Amended and Restated Agreement and Plan of Merger and Reorganization (the “Amended Merger Agreement”), which amends, restates, replaces, and supersedes the original Merger Agreement. Under the Amended Merger Agreement, 80% of the Merger Consideration Shares will be issued upon the closing, and 20% of the Merger Consideration Shares will be held in reserve by flyExclusive until a final post-closing purchase price is determined. Once the final post-closing purchase price is determined, flyExclusive will only issue additional Merger Consideration Shares from the reserve on a dollar for dollar basis up to the lesser of the final purchase price and the initial purchase price.

The Amended Merger Agreement also amended a closing condition under the original Merger Agreement that would have required the Company to amend its existing Securities Purchase Agreement with Ionic. The Amended Merger Agreement instead requires the Company to execute a new securities purchase agreement with a third-party investor, pursuant to which the Company will issue the investor a warrant to purchase up to $50 million worth of shares of a newly designated series of preferred stock.

On July 30, 2025, the parties further entered into Amendment No. 1 to the Amended Merger Agreement to extend the deadline for the closing of the proposed merger transaction from July 31, 2025, to October 31, 2025. All other terms of the Amended Merger Agreement remain in full force and effect.

The Transactions are subject to shareholder approval and are expected to close during the third quarter of 2025.

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

Subject to the limitations set forth in the preceding paragraph and provided there is an effective registration statement covering Ionic’s resale of the Jet.AI common stock underlying the Series B Preferred Stock, shares of Series B Preferred Stock will automatically convert into shares of Jet.AI common stock on or prior to the tenth trading day after the issuance date of such shares of Series B Preferred Stock. The number of shares of common stock issuable upon conversion of a share of Series B Preferred Stock is calculated by dividing the conversion amount per share of Series B Preferred Stock by the then conversion price. The conversion amount is equal to the stated value of the shares of Series B Preferred Stock, which is $10,000, plus any additional amounts and late charges calculated in accordance with the Certificate of Designations of the Series B Convertible Preferred Stock. The conversion price is equal to 90% (or, in the case of a delisting, 80%) of the lowest daily volume weighted average price of Common Stock over a period beginning on the trading day after the Company delivers shares of common stock upon such conversion to Ionic and ending on the trading day on which the aggregate dollar trading volume of our common stock exceeds seven times the applicable conversion amount, subject to a five trading day minimum period for such calculation, and subject to certain adjustments.

If certain defined “triggering events” defined in the Certificate of Designations occur, such as a breach of the Registration Rights Agreement entered into by the Company and Ionic on March 29, 2024, suspension of trading, or the Company’s failure to convert the Series B Preferred Stock into common stock when a conversion right is exercised, then the Company may be required to redeem the Series B Preferred Stock for cash at 110% of the stated value.

In connection with the transactions under the Securities Purchase Agreement, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Maxim. Pursuant to the terms of the Placement Agency Agreement, the Company agreed to pay Maxim a cash fee equal to 7% of the aggregate gross proceeds raised under the Securities Purchase Agreement. From time to time as the Company issues additional securities to Ionic as contemplated by the Securities Purchase Agreement, the Company would be obligated to pay Maxim cash fees of up to $1,050,000.

In January and February 2025, the Company issued 1,100 shares of Series B Preferred Stock from the exercise of 1,100 Series B Preferred Stock warrants for gross proceeds of $11,000,000 before deducting offering costs of $770,000. As a result of these exercises, there were no remaining Series B Preferred Stock warrants outstanding as of June 30, 2025.

During the six months ended June 30, 2025, the Company issued 1,461,355 shares of common stock for the conversion of 361 shares of Series B Preferred Stock.

Regulation A Offerings

In June 2021, the Company undertook a Regulation A, Tier 2 offering for which it was selling up to shares of 4,012 non-voting common stock at $5,400 per share for a maximum of $21,880,000. During the year ended December 31, 2023, the Company issued an additional 293 shares of non-voting common stock under the Regulation A, Tier 2 campaign for aggregate gross proceeds of $1,598,630, with $6,724 of these proceeds pending release from escrow at June 30, 2025.

Share Repurchase Program

On November 13, 2024, the Company’s Board of Directors authorized and approved a share repurchase program (the “Share Repurchase Program”) pursuant to which the Company may repurchase up to $2 million of the Company’s outstanding shares of common stock from time to time through December 31, 2025. The Company may buy back its common stock from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, and federal and state laws governing such transactions, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The Share Repurchase Program does not oblige the Company to acquire any specific number of shares and may be modified, discontinued, or suspended at any time. As of June 30, 2025, no shares had been repurchased under the Share Repurchase Program.

Stock Options

In connection with the Business Combination, the Company adopted the 2023 Omnibus Incentive Plan (the “2023 Plan”). The 2023 Plan provides for the grant of equity awards to employees, outside directors, and consultants, including the direct award or sale of shares, stock options, and restricted stock units to purchase shares. The 2023 Plan is a continuation of the Jet.AI, Inc. 2018 Stock Option and Grant Plan (the “2018 Plan”) and the Jet Token Inc. 2021 Stock Plan (the “2021 Plan”), which were assumed from Jet Token and amended, restated and re-named into the form of the 2023 Plan effective as of the consummation of the Business Combination. In September 2024, the 2023 Plan was amended to increase the number of shares of common stock authorized under the 2023 Plan to 10,933 shares and to eliminate the automatic share replenishment provision. As of June 30, 2025, the total number of shares reserved for issuance under the 2023 Plan was 10,933 shares. The 2023 Plan is administered by the Company’s Board of Directors and expires ten years after adoption, unless terminated by the Board.

On June 4, 2018, the Company’s Board of Directors adopted the 2018 Plan. The 2018 Plan provides for the grant of equity awards to employees, non-employee directors and consultants, to purchase shares of common stock. As of June 30, 2025, the total number of shares reserved for issuance under the 2018 Plan was 10,301. The 2018 Plan is administered by the Board.

In August 2021, the Board adopted the 2021 Plan. The 2021 plan provides for the grant of equity awards to employees, outside directors, and consultants, including the direct award or sale of shares, stock options, and restricted stock units to purchase shares. Up to 688 shares of common stock may be issued pursuant to awards granted under the 2021 Plan. During the year ended December 31, 2022, the 2021 Plan was amended to increase the number of shares of common stock authorized under the 2021 Plan to 2,063. In the event that shares of common stock subject to outstanding options or other securities under the Company’s 2018 Plan expire or become exercisable in accordance with their terms, such shares shall be automatically transferred to the 2021 Plan and added to the number of shares then available for issuance under the 2021 Plan. The 2021 Plan is administered by the Board and expires ten years after adoption, unless terminated by the Board.

There were no stock options granted during the six months ended June 30, 2025 and 2024.

During the six months ended June 30, 2025 and 2024, stock-based compensation expense of $1,314,068 and $2,401,046, respectively, was recognized for the vesting of these options, as well as for payments to certain vendors. As of June 30, 2025, there was approximately $500,000 in unrecognized stock-based compensation, which will be recognized through September 2027.

A summary of our stock option activity for the six months ended June 30, 2025 and 2024, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted average Remaining Contractual Term
Outstanding at December 31, 2023	16,268	$1,381.64	7.37
Granted	-	-	-
Exercised	-	-	-
Expired/Cancelled	-	-	-
Outstanding at June 30, 2024	16,268	$1,381.64	6.87

	Number of Shares	Weighted Average Exercise Price	Weighted average Remaining Contractual Term
Outstanding at December 31, 2024	22,668	$998.26	7.32
Granted	-	-	-
Exercised	-	-	-
Expired/Cancelled	-	-	-
Outstanding at June 30, 2025	22,668	$998.26	6.82

Exercisable at June 30, 2025	20,066	$1,130.58	6.87

Warrants

The number of outstanding warrants issued by the Company as of June 30, 2025 is as follows:

Warrant	Expiration Date Date	Exercise Price	Number Outstanding
GEM Common Stock Warrants	8/11/2026	$9.07	9,686
Total			9,686

NOTE 8 – RELATED PARTY TRANSACTIONS

See Note 4 for a discussion of the related party promissory note receivable entered into with an affiliated entity in May 2025.

See Note 6 for a discussion of the related party Settlement Agreement and Engagement Letter entered into with Maxim and the engagement letters entered into in December 2024 and February 2025.

See Note 7 for a discussion of related party Placement Agent Agreement and other placement agent agreements entered into in 2024 with Maxim.

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company’s financial instruments, which consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and notes payable approximate fair value due to their short-term nature.

NOTE 10 – DEFERRED REVENUE

Changes in deferred revenue for the six months ended June 30, 2025 were as follows:

Deferred revenue as of December 31, 2024	$1,319,746
Amounts deferred during the period	1,768,623
Revenue recognized from amounts included in the deferred revenue beginning balance	(1,070,110)
Revenue from current year sales	(1,370,402)
Deferred revenue as of June 30, 2025	$647,857

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after June 30, 2025 through August 14, 2025, the date of these consolidated financial statements were available to be issued, and noted no additional events requiring recognition for disclosure.

On July 2, 2025, the Company entered into a Contribution Agreement as contemplated by the Joint Venture Agreement discussed in Note 6. See Note 6 for additional details.

In July 2025, the Company made a capital contribution to AIIA Sponsor Ltd. (“Sponsor”) which serves as the sponsor of AI Infrastructure Acquisition, Corp., a special purpose acquisition company that intends to conduct an initial public offering and then focus on opportunities with companies and/or strategic assets in high-impact private technology companies advancing artificial intelligence and machine learning capabilities, as well as those involved in building, operating, or enabling next-generation data center infrastructure. Sponsor was founded and organized by certain of the Company’s executive officers and directors, who also serve as officers or directors of AI Infrastructure Acquisition, Corp., with capital commitments from Sponsor’s founders and the Company, and is refundable in full if the offering is not successful by October 31, 2025. The offering is expected to raise $100 million in gross proceeds, or $115 million if the underwriters exercise their over-allotment option in full.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which Jet.AI’s management believes is relevant to an assessment and understanding of its consolidated results of operations and financial condition. You should read the following discussion and analysis of Jet.AI’s financial condition and results of operations together with the historical unaudited consolidated financial statements as of June 30, 2025 and December 31, 2024, and the three and six months ended June 30, 2025 and 2024, and the related notes that are included elsewhere in this report.

Certain of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to plans and strategy for Jet.AI’s business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Item 1A – Risk Factors” in Jet.AI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 26, 2025, and factors identified in other subsequent reports filed with the SEC, Jet.AI’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Factors that could cause or contribute to such differences include, but are not limited to, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this report. We assume no obligation to update any of these forward-looking statements.

Percentage amounts included in this report have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. Certain other amounts that appear in this report may not sum due to rounding.

Unless otherwise indicated, all information in this Quarterly Report on Form 10-Q gives effect to a 1-for-225 reverse stock split of our common stock that became effective on November 12, 2024, and all references to shares of common stock outstanding and per-share amounts give effect to the reverse stock split.

Overview

Jet.AI Inc., a Delaware corporation (“Jet.AI”, “Company”, “we” or “us”), was founded in 2018 by Michael Winston, its Executive Chairman. The Company, directly and indirectly through its subsidiaries, has been principally involved in (i) the sale of fractional and whole interests in aircraft, (ii) the sale of jet cards, which enable holders to use certain of the Company’s and other’s aircraft at agreed-upon rates, (iii) the operation of a proprietary booking platform, which functions as a prospecting and quoting platform to arrange private jet travel with third-party carriers as well as via the Company’s leased and managed aircraft, (iv) direct chartering of its HondaJet Elite aircraft by Cirrus Aviation Services, (v) aircraft brokerage and (vi) monthly management and hourly operation of customer aircraft.

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

In 2024 and 2025, we launched two AI-enhanced booking apps called CharterGPT and Ava, respectively.

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

In connection with executing the Merger Agreement, the Company, SpinCo, and flyExclusive entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) pursuant to which the Company will transfer the business, operations, services and activities of the Company’s fractional and jet card business to SpinCo and will no longer operate a fractional and jet card business (the “Separation”). Upon the terms and subject to the conditions set forth in the Separation and Distribution Agreement, the Company will consummate the Distribution and at that time cease to operate a fractional or jet card business. There will be no change expected to the Company’s board of directors or executive officers as a result of the Merger, Separation, Distribution, or other Transactions.

The Transactions are subject to shareholder approval and are expected to close during the third quarter of 2025.

After the Transactions Jet.AI will continue to operate and retain its software and intellectual property assets, but will cease to hold its aircraft fractional, jet card and management assets and expects to pursue additional business opportunities in the broader artificial intelligence (AI) and data-center enterprise sectors.

Joint Venture

On June 26, 2025, the Company, entered into a Joint Venture Agreement (the “JV Agreement”) with Consensus Core Technologies Inc., a British Columbia corporation (“Consensus Core”), pursuant to which the parties agreed to enter into a joint venture to collaborate in developing data centers. The JV Agreement provided certain terms of the joint venture, including: (i) the parties would enter into a Contribution Agreement (the “Contribution Agreement”) with a joint venture limited liability company outlining the full terms of the joint venture; (ii) the joint venture limited liability company would be organized under the laws of the State of Delaware prior to any initial closing under the Contribution Agreement, which would initially be wholly owned by Consensus Core; and (iii) the joint venture limited liability company would establish separate subsidiaries for each data center project to be contributed to the joint venture.

On July 2, 2025, the Company entered into the Contribution Agreement with Consensus Core and Convergence Compute LLC, a Delaware limited liability company (“Convergence Compute”), pursuant to which Jet.AI contributed $300,000 to Convergence Compute in the first closing of the transactions contemplated by the JV Agreement. As consideration for its contribution, Jet.AI acquired a 0.5% equity interest in Convergence Compute. Upon the completion of certain data center project milestones, each of Jet.AI and Consensus Core will make additional contributions to Convergence Compute and will receive additional equity interests in Convergence Compute and its subsidiaries.

The Company will contribute up to an aggregate $20 million to Convergence Compute in five tranches, which are each tied to specific project development milestones. Consensus Core will contribute 100% of the equity interests of its Midwest data center project to Convergence Compute at the second closing under the Contribution Agreement and will contribute 100% of the equity interests of its Maritime data center project to Convergence Compute at the third closing under the Contribution Agreement. In consideration for such contributions, Jet.AI and Consensus Core will each receive a 17.5% equity interest in the Midwest project upon the second closing and a 17.5% equity interest in the Maritime project upon the third closing. Jet.AI will also receive an additional 0.5% equity interest in Convergence Compute upon each additional closing, for an aggregate equity interest of up to 2.5% if all five tranches are consummated.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues	$2,225,900	$3,083,884	$5,700,538	$6,932,482

Cost of revenues	2,336,200	3,500,880	5,926,352	7,473,834

Gross loss	(110,300)	(416,996)	(225,814)	(541,352)

Operating Expenses:
General and administrative (including stock-based compensation of $763,132, $1,201,728, $1,314,068, and $2,401,046, respectively)	2,246,980	2,663,753	4,899,407	5,210,047
Sales and marketing	81,601	102,470	376,009	549,070
Research and development	41,044	37,396	149,968	69,942
Total operating expenses	2,369,625	2,803,619	5,425,384	5,829,059

Operating loss	(2,479,925)	(3,220,615)	(5,651,198)	(6,370,411)

Interest expense	-	-	-	79,314
Other (income) expense	(94,902)	(59)	(96,371)	(120)
Total other (income) expense	(94,902)	(59)	(96,371)	79,194

Loss before provision for income taxes	(2,385,023)	(3,220,556)	(5,554,827)	(6,449,605)

Provision for income taxes	-	-	-	-

Net Loss	$(2,385,023)	$(3,220,556)	$(5,554,827)	$(6,449,605)
Less cumulative preferred stock dividends	-	29,727	-	59,455
Net Loss to common stockholders	$(2,385,023)	$(3,250,283)	$(5,554,827)	$(6,509,060)

Weighted average shares outstanding - basic and diluted	2,583,667	57,362	2,315,946	54,331
Net loss per share - basic and diluted	$(0.92)	$(56.66)	$(2.40)	$(119.80)

Three Months Ended June 30, 2025 and 2024

Revenues

Revenues for the second quarter of 2025 were approximately $2.2 million, representing a decline of $0.9 million compared to $3.1 million in the same period of 2024. The three months’ revenue included $533,000 from aircraft management services, $806,000 from software-related sales, $421,000 in Jet Card revenue tied to hours flown and ancillary charges, and $465,000 from the chartering of our HondaJet Elites operated by Cirrus. The year-over-year decrease was primarily driven by a $488,000 reduction in Cirrus Charter revenue, a $382,000 decline in service revenue, and a $137,000 decline in Jet Card revenue. These reductions were partially offset by a $149,000 increase in Software App revenue. The decline in Cirrus Charter and Jet Card revenue stemmed mainly from clients, prospects and vendors anticipating the sale of our aviation business assets and scaling back commitments on that basis. As we continue to work to finalize and close on the sale of our aviation business assets during the third quarter and our on-going transition to focus on data center projects and operations (such as our joint venture with Consensus Core) we expect revenues to continue to be lower in the third quarter of 2025 as compared to the 2024 period. The reduction in aircraft management services was a result of reduced flying by our management customers.

The following table sets forth a breakout of revenue components by subcategory for the three months ended June 30, 2025 and 2024.

	Three Months Ended
	June 30,
	2025	2024

Software App and Cirrus Charter	$1,271,695	$1,610,898
Jet Card and Fractional Programs	421,306	558,561
Management and Other Services	532,899	914,425
	$2,225,900	$3,083,884

The Company recognized $806,000 in revenue related to App-generated services and software revenues related to charter bookings made through its App in the second quarter of 2025, an increase of $149,000 compared to the 2024 period and primarily reflected an increased emphasis and marketing for our software offerings. This compares to software revenues totaling $657,000 in the 2024 period.

During the second quarter of 2025, the Company, in anticipation of its upcoming sale of its aviation business assets, did not sell any prepaid flight hours under its jet card and fractional programs, and recognized $421,000 of revenue for 75 flight hours flown or forfeited, as well as additional charges. These additional charges primarily represent charges for cost reimbursements such as a fuel component adjustment to adjust for changes in fuel prices relative to the jet card and fractional contracts’ base fuel price and reimbursement of federal excise taxes. Prepaid flight hours are recognized as revenue as the flight hours are used or forfeited. At June 30, 2025, the Company had recorded deferred revenue of $0.5 million on its consolidated balance sheets representing prepaid flight hours for which the related travel had not yet occurred.

In the second quarter of 2024, the Company sold 55 prepaid flight hours, amounting to $319,000, and recognized $559,000 of revenue for 87 flight hours flown or forfeited, as well as additional charges.

The decrease in flight hours flown period over period is a direct result of a reduction in flying by the Company’s Jet Card holders during this period and the decision to restrict the sale of Jet Cards in advance of the planned sale of our aviation business assets as part of the Transactions with flyExclusive described above.

The following table details the flight hours sold and flown or forfeited, as well as the associated deferred revenues and recognized revenues, respectively, and additional charges for the second quarter of 2025 and 2024:

	For the three months ended June 30,
	2025	2024
Deferred revenue at the beginning of the period (1)	1,282,397	1,395,285
Prepaid flight hours sold
Amount	-	319,000
Total Flight Hours	-	55

Prepaid flight hours flown
Amount	410,280	501,533
Total flight hours	75	87

Additional charges	11,026	57,028
Total flight hour revenue	421,306	558,561

Deferred revenue at the end of the period (2)	647,857	1,099,466

(1)	Deferred revenue at March 31, 2025 and 2024 also includes $355,025 and $187,811, respectively, with respect to customer prepayments associated with software app transactions and $16,233 and $0 with respect to customer prepayments associated with management and other services revenue.

(2)	Deferred revenue at June 30, 2025 and 2024 also includes $130,764 and $56,017, respectively, with respect to customer prepayments associated with software app transactions and $16,233 and $16,233 with respect to customer prepayments associated with management and other services revenue.

In addition to its software App and Jet Card revenues, the Company also generates revenue through the direct chartering of its HondaJet Elite aircraft by Cirrus. During the second quarter of 2025 this revenue amounted to approximately $465,000, a decrease of $488,000, or 51.2% from the second quarter of 2024. The decreased revenue was a direct result of scale-back in operations during the quarter in preparation for the expected sale of our aviation business assets.

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

In the second quarter of 2025, the Company operated three HondaJet Elites, one CJ4 Aircraft and, in addition to the CJ4 Aircraft, managed a King Air 350i.

As a result of the decreased Cirrus charter flight activity, costs related to the operation of these aircraft and payments to Cirrus for their management decreased $1.1 million from $2.8 million in the second quarter of 2024 to $1.7 million in the second quarter of 2025, and aircraft lease payments decreased $54,000 from $377,000 in the second quarter of 2024 to $324,000 in 2025. The Company also incurred third-party charter costs of approximately $624,000 in the second quarter of 2025, a $1,000 increase over 2024, reflecting a decrease in the number of subcharters required. Merchant fees and federal excise tax relating to charter flights of $71,000 in the second quarter of 2025 were a $178,000 decrease as compared to $249,000 in the second quarter of 2024 as a result of increased software-related sales ..

In total, it cost $2.3 million to operate five aircraft in the second quarter of 2025, compared to $3.5 million in the second quarter of 2024.

The resulting gross loss totaled approximately $110,000 for the second quarter of 2025, compared to $417,000 for the second quarter of 2024. The reduction in gross loss in the second quarter of 2025 was largely driven by scale-back in operations during the quarter.

In the second quarter of 2025, the Company’s operating expenses decreased by approximately $434,000 over the prior year period primarily due to an approximate $417,000 decrease in general and administrative expenses, and a $20,000 decrease in sales and marketing expenses, slightly offset by a $4,000 increase in research and development costs. Excluding non-cash stock-based compensation of $0.8 million and $1.2 million in the second quarter of 2025 and 2024, respectively, general and administrative expenses rose by approximately $22,000 period-over-period primarily due to an increase of $76,000 in D&O insurance policy premiums, increased travel expenses of $39,000 and $36,000 higher payments to our Board of Directors, as well as increased wages of $32,000, primarily due to increased headcount, offset by an decrease in professional service expenses of $112,000 resulting primarily from decreased legal expenses of $91,000 relating to the Company’s SEC filings and transactions the Company pursued during the quarter, a $57,000 reduction in accounting expenses, partially offset by a $36,000 increase in payments to our Board of Directors.

The Company’s sales and marketing expenses declined by about $20,000 to $82,000 in the second quarter of 2025 from $102,000 in the second quarter of 2024, as the Company continued its sales and marketing spending for its jet card inventory and charter app. These expenses are mainly linked to promoting the Company and its programs.

Research and development expenses increased $4,000 to $41,000 in the second quarter of 2025 from $37,000 in the second quarter of 2024, due to continuing refinement of the App, as well as continued development work on additional software offerings.

As a result of all of the above, in the second quarter of 2025 the Company recognized an operating loss of approximately $2.5 million, which was a decrease in loss of approximately $0.7 million compared to the 2024 year period. The decrease in operating loss was primarily due to a reduced operating loss and the decrease in general and administrative expenses resulting from the decrease in professional service option expenses.

Other (Income) Expense

During the second quarter of 2025, the Company recognized interest income of approximately $95,000 as compared to $59 in the second quarter of 2024.

Six Months Ended June 30, 2025 and 2024

Revenues

Revenues for the first six months of 2025 totaled approximately $5.7 million, a $1.2 million decrease from revenues of approximately $6.9 million during the 2024 period, primarily related to decreases in Software App and Cirrus Charter revenue, as well as reduced Jet Card revenue of $511,000, $349,000 and $471,000, respectively, partially offset by increased Services and Other revenues of $100,000. Revenues in the 2025 period were comprised of $1.7 million in Services revenue from the management of customers’ aircraft, $1.8 million in software-related revenue, $0.8 million in Jet Card revenue for hours flown and other charges based on hours flown and $1.3 million in revenue from the chartering of our HondaJet Elites by our operating partner Cirrus, and Other revenues of $126,000.

The following table sets forth a breakout of revenue components by subcategory for the six months ended June 30, 2025 and 2024.

	Six Months Ended
	June 30,
	2025	2024

Software App and Cirrus Charter	$3,121,645	$3,981,990
Jet Card and Fractional Programs	764,651	1,235,880
Management and Other Services	1,814,242	1,714,612
	$5,700,538	$6,932,482

The Company recognized $2.3 million in revenue related to App-generated charter bookings during the 2024 period. During the 2025 period these revenues totaled $1.8 million, a $511,000 or 21.8% decrease from 2024 reflecting reduced brokerage staff and marketing.

The Company recognized $1.8 million in service and other revenue in the first six months of 2025 virtually unchanged from the 2024 period, reflecting the management of a second managed aircraft beginning in April 2024 and certain aircraft brokerage commissions.

During the first six months of 2025, the Company sold 20 prepaid flight hours under its jet card and fractional programs, amounting to $116,000, and recognized $765,000 of revenue for 127 flight hours flown or forfeited, as well as additional charges. These additional charges represent primarily charges for cost reimbursements such as a fuel component adjustment to adjust for changes in fuel prices relative to the jet card and fractional contracts’ base fuel price and reimbursement of federal excise taxes. Prepaid flight hours are recognized as revenue as the flight hours are used or forfeited. At June 30, 2025, the Company recorded deferred revenue of $645,000 on its consolidated balance sheets, which represents prepaid flight hours for which the related travel had not yet occurred.

In the first six months of 2024, we sold 110 prepaid flight hours amounting to approximately $652,000 and recognized approximately $1.2 million of revenue for 182 flight hours flown or forfeited, as well as additional charges.

The decrease in flight hours flown is a direct result of the reduced number of hours sold in anticipation of the Company’s upcoming sale of its aviation business assets.

The following table details the flight hours sold and flown or forfeited, as well as the associated deferred revenues and recognized revenues, respectively, and additional charges for the first six months of 2025 and 2024:

	For the six months ended June 30,
	2025	2024
Deferred revenue at the beginning of the period (1)	1,319,746	1,779,794
Prepaid flight hours sold
Amount	116,000	652,000
Total Flight Hours	20	110

Prepaid flight hours flown
Amount	706,376	1,138,810
Total flight hours	127	182

Additional charges	58,275	100,070
Total flight hour revenue	764,651	1,235,880

Deferred revenue at the end of the period (2)	647,857	1,099,466

(1)	Deferred revenue at December 31, 2024 and 2023 also includes $212,278 and $268,818, respectively, with respect to customer prepayments associated with software app transactions and $16,233 and $0 with respect to customer prepayments associated with management and other services revenue.

(2)	Deferred revenue at June 30, 2025 and 2024 also includes $130,764 and $56,017, respectively, with respect to customer prepayments associated with software App transactions and $16,233 and $0 with respect to customer prepayments associated with management and other services revenue.

During the first six months of 2025 revenue generated through the direct chartering of the Company’s HondaJet Elite aircraft by Cirrus amounted to approximately $1.3 million, a decrease of $0.3 million, or 21.3% from the prior year. The decreased revenue was a direct result of reduced ad hoc charter activity for the managed CJ4 Aircraft.

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

Due to reduced flight activity, payments to Cirrus for aircraft management and operations declined by $538,000 to $3.7 million in the first six months of 2025 from $4.3 million in the first six months of 2024. Aircraft lease expenses remained relatively stable at $648,000, a $46,000 increase from 2024. Third-party charter costs decreased by $0.6 million to $1.4 million in the first six months of 2025, reflecting lower software-related revenue and reduced reliance on subcharters for Jet Card flights. Federal excise taxes and merchant fees associated with charter flights declined by $251,000 to $159,000 in the first six months of 2025 from $410,000 in the prior-year period, driven by decreased software and Jet Card revenue.

Total costs to operate our five aircraft in the first six months of 2025 were $5.9 million, compared to $7.5 million for four aircraft in the first six months of 2024.

Gross loss

Gross loss for the first six months of 2025 was $226,000, a $315,000 improvement from $541,000 in the first six months of 2024, reflecting lower maintenance costs and pilot wages, as well as lower utilization of our HondaJet Elites, partially offset by stable fixed costs.

Total Operating Expenses

Total operating expenses for the first six months of 2025 decreased by $404,000 to $5.4 million from $5.8 million in the first six months of 2024. This decrease reflects a $311,000 reduction in general and administrative expenses, a $173,000 decrease in sales and marketing expenses, but offset in part by a $80,000 increase in research and development expenses. Excluding non-cash stock-based compensation of $1.3 million in 2025 and $2.4 million in 2024, general and administrative expenses rose by $776,000, primarily due to $181,000 in higher professional fees for accounting, legal, and Board of Directors services—largely related to financing activities and fees and costs incurred in connection with the potential transaction with flyExclusive—and a $447,000 increase in wages.

Sales and marketing expenses decreased by 32% to $376,000 in the first six months of 2025 from $549,000 in the first six months of 2024, reflecting reduced promotional activities for certain of our legacy services and programs.

Research and development expenses increased by $80,000 to $150,000 in the first six months of 2025 from $70,000 in the first six months of 2024, driven by enhanced development efforts for new software offerings.

Operating Loss

The operating loss for the first six months of 2025 was $5.7 million, a $895,000 decrease from $6.4 million in the first six months of 2024. Excluding the impact of stock-based compensation, the operating loss increased by $387,000, primarily due to higher general and administrative expenses.

Other (Income) Expense

In the first six months of 2025, we recorded $96,000 in net other income, compared to $79,000 in other expense in the first six months of 2024, primarily due to the absence of interest expense during the 2025 period related to the Bridge Agreement described in Note 5 to the Company’s financial statements for the three months ended June 30, 2025, as well as interest income and preferred dividends of approximately $96,000.

Net Loss to Common Stockholders

Net loss to common stockholders for the first six months of 2025 was $5.6 million, a $954,000 improvement from $6.5 million in the first six months of 2024. This decrease was primarily due to a $1.1 million reduction in stock-based compensation and the absence of $59,000 in cumulative preferred stock dividends accrued during the 2024 period following the redemption in the fourth quarter of 2024 of all of the then-outstanding shares of Series A and Series A-1 Convertible Preferred Stock and the elimination of $79,000 in interest expense.

Liquidity and Capital Resources

Overview

As of June 30, 2025, our cash and cash equivalents totaled $8.3 million. Current assets exceeded current liabilities by $5.8 million, including $648,000 in deferred revenue, which will be recognized as revenue upon the utilization or forfeiture of prepaid flight hours.

In the first six months of 2025, we raised $11.0 million through the issuance of 1,100 shares of Series B Preferred Stock, which was the primary factor causing our cash and cash equivalent assets and current assets as a whole to increase from December 31, 2024.

We have historically incurred negative cash flows from operations and significant operating losses, resulting in an accumulated deficit of $58.1 million as of June 30, 2025. We anticipate revenue and operating profit growth from strategic initiatives, including aircraft acquisitions, increased Jet Card pricing, enhanced charter activity through CharterGPT, Ava, and Reroute AI, and SaaS revenue from DynoFlight. However, we expect to incur operating losses for at least the next 12 months, depending on the success and timing of these initiatives. To fund operations, we plan to utilize funds from share issuances under the Share Purchase Agreement and potential sales of equity or debt securities. Contractual limitations may restrict additional funding under the Share Purchase Agreement, and further equity issuances may adversely affect our stock price and ability to raise capital. To support growth, we have executed a non-binding term sheet with Hexstone Capital LP for a proposed $50 million financing transaction, with economic terms similar to our existing $16.5 million arrangement with Ionic Ventures LLC.

The term sheet reflects the parties’ agreement in principle on material deal terms, including the issuance of Series C Convertible Preferred Stock and related warrants, subject to finalization and execution of definitive documentation. There can be no assurance that such definitive agreements will be entered into or that the proposed transaction will be consummated.

In the absence of external financing, we are prepared to reduce cash utilization by halting marketing, suspending software development, streamlining operations, and focusing on existing customers, enabling operations to continue for at least one year, during which we would seek new financing to resume expansion. Forward-looking statements regarding our financial condition and liquidity are subject to risks and uncertainties, as detailed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 26, 2025.

Ionic Transaction

General

On March 28, 2024, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) and a number of other transaction documents described below for a private placement with Ionic Ventures, LLC (“Ionic”), which closed on March 29, 2024, which we collectively refer to as the “Ionic Transaction.” Under the Securities Purchase Agreement, the Company issued to Ionic (i) 150 shares of the Company’s Series B Preferred Stock, which are convertible into shares of the Company’s common stock, (ii) a warrant to purchase up to 1,500 shares of Series B Preferred Stock (the “Ionic Warrant”), at an exercise price of $10,000 per share, and (iii) 1,111 shares of the Company’s common stock.

At the initial closing of the Ionic Transaction, the Company received gross proceeds of approximately $1.5 million, not including customary placement fees and reimbursement of certain payables to Maxim as placement agent and other expenses payable by the Company in connection with the Ionic Transaction. This amount excludes the proceeds from the exercise of the Ionic Warrant.

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

Each share of Series B Preferred Stock converts into a number of shares of our Common Stock, subject to certain limitations, including a beneficial ownership limitation of 4.99% (calculated in accordance with the rules promulgated under Section 13(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)), which can be adjusted to a beneficial ownership limitation of 9.99% upon 61 days prior written notice by Ionic. From time to time Ionic may convert Series B Preferred Stock into Common Stock which it may liquidate and thereafter receive additional shares of Common Stock pursuant to subsequent conversions of its Series B Preferred Stock. Although the beneficial ownership limitation imposes a legally binding limitation on Ionic’s beneficial ownership at any point in time, it does not prohibit Ionic from, over time, receiving shares of common stock upon separate conversions of its shares of Series B Preferred Stock that, in the aggregate and over a period of time, exceed the beneficial ownership limitation.

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

Registration Statements

Pursuant to the Registration Rights Agreement entered into by the Company and Ionic on March 29, 2024, we filed a Registration Statement on Form S-1 (File No. 333-279385), which was originally filed with the SEC on May 13, 2024, and as amended (the “First Registration Statement”), that registered the offer and resale of 133,778 shares of common stock (as adjusted to reflect the subsequent reverse stock split) by Ionic. The First Registration Statement was declared effective by the SEC on July 24, 2024. On November 13, 2024, Ionic notified the Company that it had sold all shares of common stock that were registered under the First Registration Statement.

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

Since the number of shares of common stock available under the First Registration Statement and the Second Registration Statement were, in the aggregate, insufficient to cover all of the shares of common stock issuable to Ionic, we were required to file at least one additional registration statement. Accordingly, on January 24, 2025, we filed another Registration Statement on Form S-3 (File No. 333-284504) with the SEC (as amended, the “Third Registration Statement”), to register an additional 1,270,000 shares of common stock for offer and resale by Ionic. As of the date hereof, 929,255 shares of common stock have been sold.

Conversions of Series B Preferred Stock; Warrant Exercises

Starting in October 2024, and through the date of this Report, Ionic has converted in full the 150 shares of Series B Preferred Stock issued to it at the initial closing of the Ionic Transaction, the 50 additional shares of Series B Preferred Stock issued to it in connection with an agreement between parties, and 200 shares of Series B Preferred Stock issued to it pursuant to partial exercises of the Ionic Warrant. Those conversions, in total, resulted in the issuance of 835,261 shares of Common Stock (as adjusted to give effect to the reverse stock split).

Ionic effected partial exercises of the Ionic Warrant on the following dates and in the following amounts: (i) on October 28, 2024, for 150 additional shares of Series B Preferred Stock, resulting in total proceeds to the Company of $1.5 million, (ii) on November 14, 2024, for 250 additional shares of Series B Preferred Stock, resulting in total proceeds to the Company of $2.5 million, (iii) on January 23, 2025, for 250 additional shares of Series B Preferred Stock, resulting in total proceeds to the Company of $2.5 million, and (iv) on February 27, 2025, for 850 additional shares of Series B Preferred Stock, resulting in total proceeds to the Company of $8.5 million.

Adjustment to Beneficial Ownership Limitation

On February 14, 2025, Ionic delivered a notice to the Company that it had elected to increase the beneficial ownership limitation to 9.99%. The adjusted beneficial ownership limitation took effect on April 16, 2025.

Share Purchase Agreement

The Company has access to an aggregate of up to $40 million from the Share Purchase Agreement, dated as of August 4, 2022, with GEM Yield LLC SCS and GEM Yield Bahamas Limited (together with GEM Yield LLC SCS, “GEM”), less drawdowns of $2,550,024 to date. In consideration for GEM’s services under the Share Purchase Agreement, the Company paid GEM a commitment fee equal to $800,000 in shares of common stock. Upon the Company’s issuance of shares in connection with any drawdown purchase made by GEM, the Company was required to pay GEM a portion of such commitment fee in an amount equal to 2% of the amount purchased in such drawdown; provided that the full $800,000 commitment fee was due on or before the first anniversary of the closing of the Business Combination. In October 2024, the Company issued 58,447 shares of common stock to satisfy in full the outstanding commitment fee payable and 44,225 shares of common stock under the Share Purchase Agreement with GEM for total consideration of $2.5 million.

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

On August 10, 2023, the Company issued GEM a warrant (as subsequently amended, the “GEM Warrant”) granting it the right to purchase up to 6% of the outstanding common stock of the Company on a fully diluted basis as of the date of listing. The GEM Warrant has a term of three years. The GEM Warrant included an adjustment mechanism, whereby the exercise price is subject to adjustment from time to time. Pursuant to the Warrant, on the first anniversary following the Public Listing Date as defined in the GEM Warrant (the “Adjustment Date”), if all or any portion of the GEM Warrant remains unexercised and the average closing price of the Company’s common stock for the 10 trading days following the Adjustment Date is less than 90% of the then current exercise price of the warrant (the “Baseline Price”), then the exercise price of the unexercised Warrant Shares that remain exercisable pursuant to the Warrant shall be adjusted to 110% of the Baseline Price. Accordingly, the warrant exercise price was reduced to $9.07 per share as of June 30, 2025. The warrant may be exercised by payment of the per share amount in cash or through a cashless exercise.

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

Cash Flows for the Six Months Ended June 30, 2025 and 2024

As of June 30, 2025, the Company’s cash and equivalents were approximately $8.3 million, including approximately $500,000 of restricted cash under its aircraft leasing arrangements described below.

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024:

	For the six months ended June 30,
	2025	2024

Net cash used in operating activities	$(4,984,900)	$(4,705,433)
Net cash used in investing activities	(1,676,995)	(13,021)
Net cash provided by financing activities	9,055,000	3,146,028
Increase (decrease) in cash and cash equivalents	$2,393,105	$(1,572,426)

Cash Flow from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was approximately $5.0 million compared to approximately $4.7 million for the six months ended June 30, 2024 and was primarily driven by the operating loss discussed above, as well as a $45,000 increase in deferred offering costs relating to Ionic issuances, a $301,000, $672,000 and $261,000 reduction in accrued liabilities, deferred revenue and operating lease liabilities, respectively, a $672,000 decrease in deferred revenue, partially offset by a $87,000 increase in accounts payable.

Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 was $1.7 million compared to approximately $13,000 for the six months ended June 30, 2024, primarily due to $1.7 million in aircraft deposits paid to Textron. In addition to the $1.7 million in aircraft deposits paid to Textron during the first six months of 2025, the Company will be required to make additional deposits totaling $1.5 million during the remainder of 2025, including $1.0 million of which is due by August 15, 2025.

Cash Flow from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was approximately $9.1 million. Cash provided by financing activities was primarily driven by warrant exercises and proceeds from the sale of common stock under the Share Purchase Agreement, sale of preferred stock of $11.0 million, partially offset by $1.9 million of repayments of notes payable.

Aircraft Financing Arrangements

In November 2021 and April 2022, the Company entered into two separate five-year leasing arrangements for the acquisition of two of its HondaJet Elite aircraft. At any time during their term, the Company has the option to purchase either aircraft from the lessor at the aircraft’s fair market value at that time. The leasing arrangements also require the Company to hold a combined liquidity reserve of $500,000 in a separate bank account pledged as security to the lessor, which the Company records as restricted cash on its balance sheet, as well as a maintenance reserve of approximately $690,000 for each leased aircraft, which is held by the lessor in the event the lessor determines that the relevant aircraft is not being maintained in accordance with the lease requirements or to prevent deterioration of the aircraft. Events of default under the leasing arrangements include, among other things, failure to make the monthly payments (with a 10-day cure period), default on other indebtedness, breaches of covenants related to insurance and maintenance requirements, change of control or merger, insolvency and a material adverse change in the Company’s business, operations or financial condition. Please see Note 5 to the Company’s financial statements for the six months ended June 30, 2025 for a further description of these leasing arrangements.

Critical Accounting Estimates

Going Concern and Management Plans

The Company has limited operating history and has incurred losses from operations since its inception. These matters raise concern about the Company’s ability to continue as a going concern.

The Company began ramping up its revenue-generating activities during the second half of the year ended December 31, 2022 and those activities continued into 2025. During the next twelve months, the Company intends to fund its operations with funds from its operations, and drawdowns under the Share Purchase Agreement, as well as proceeds from other prospective financing arrangements. The Company also has the ability to reduce cash burn to preserve capital. There are no assurances, however, that management will be able to raise capital on terms acceptable to the Company. If the Company is unable to obtain sufficient amounts of additional capital, the Company may be required to reduce the near-term scope of its planned development and operations, which could delay implementation of the Company’s business plan and harm its business, financial condition and operating results. The consolidated balance sheets do not include any adjustments that might result from these uncertainties.

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

Revenue is derived from a variety of sources including, but not limited to, (i) fractional/whole aircraft sales, (ii) fractional ownership and jet card programs, (iii) ad hoc charter through the Jet Token App (replaced by CharterGPT and Ava) and (iv) aircraft management.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Interim Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our Interim Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on June 30, 2025 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

Set forth below is information regarding equity securities issued by the Company during the quarter ended June 30, 2025 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) and the issuance of such equity securities was not previously reported in a report filed by the Company with the Securities and Exchange Commission.

1.	On June 30, 2025 the Company issued to Maxim a total of 125,000 shares of common stock in satisfaction of certain cash fees otherwise due to Maxim. The securities were offered and sold in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities by the Company or its affiliates during the quarter ended June 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended June 30, 2025, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

During the quarter ended June 30, 2025, there were no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

During the quarter ended June 30, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit Number	Description
2.1#	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of May 6, 2025, by and among Jet.AI Inc., flyExclusive, Inc., FlyX Merger Sub, Inc., and Jet.AI SpinCo, Inc. (incorporated by reference to Exhibit 2.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on May 6, 2025).
3.1	Certificate of Incorporation of Jet.AI Inc., as amended through November 12, 2024 (incorporated by reference to Exhibit 3.1 of Jet.AI’s Annual Report on Form 10-K for the year ended December 31, 2024).
3.2	Certificate of Designation of the Series A Convertible Preferred Stock of Jet.AI Inc., as amended through July 15, 2024 (incorporated by reference to Exhibit 3.2 of Jet.AI’s Annual Report on Form 10-K for the year ended December 31, 2024).
3.3	Certificate of Designation of the Series A-1 Convertible Preferred Stock of Jet.AI Inc., dated August 10, 2024 (incorporated by reference to Exhibit 3.3 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.4	Certificate of Designations of Series B Convertible Preferred Stock of Jet.AI Inc., as amended through February 14, 2025. (incorporated by reference to Exhibit 3.4 of Jet.AI’s Form 10-K for the year ended December 31, 2024).
3.5	Bylaws of Jet.AI Inc., as amended through August 5, 2024 (incorporated by reference to Exhibit 3.5 of Jet.AI’s Annual Report on Form 10-K for the year ended December 31, 2024).
10.1	Joint Venture Agreement, dated as of June 26, 2025, between Jet.AI Inc., Consensus Core Technologies Inc., and Convergence Compute LLC (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on July 2, 2025).
10.2	Form of Stockholder Support Agreement (incorporated by reference to Exhibit 10.2 of Jet.AI’s Current Report on Form 8-K filed with the SEC on February 20, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

#	Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

JET.AI INC.

	By:	/s/ George Murnane
	Name:	George Murnane
	Title:	Interim Chief Financial Officer
(Principal Financial Officer and Accounting Officer)
Date: August 14, 2025

