Form 10-Q
period 2025-09-30
Jet.AI Inc.
filed 2025-11-14
CIK 1861622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, there were 3,927,256 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

JET.AI INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$3,475,410	$5,872,627
Accounts receivable	194,948	132,230
Note receivable - related party	236,790	-
Deferred offering costs	45,000	-
Other current assets	259,566	357,751
Refundable capital contribution	2,660,000	-
Total current assets	6,871,714	6,362,608

Property and equipment, net	3,143	5,055
Intangible assets, net	86,745	86,745
Right-of-use lease asset	645,099	1,048,354
Investment in joint venture	400,000	100,000
Deposit on aircraft	4,050,000	2,400,000
Deposits and other assets	835,561	794,561
Total assets	$12,892,262	$10,797,323

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$903,413	$280,450
Accrued liabilities	1,688,172	1,663,338
Deferred revenue	443,015	1,319,746
Operating lease liability	537,491	525,547
Total current liabilities	3,572,091	3,789,081

Lease liability, net of current portion	91,158	495,782
Total liabilities	3,663,249	4,284,863

Commitments and contingencies (Note 2, 6, and 7)	-	-

Stockholders’ Equity
Preferred Stock, 4,000,000 shares authorized, par value $0.0001, 0 issued and outstanding	-	-
Series B Convertible Preferred Stock, 5,000 shares authorized, par value $0.0001, 989 and 250 issued and outstanding	-	-
Common stock, 200,000,000 shares authorized, par value $0.0001, 3,501,701 and 1,629,861 issued and outstanding	350	162
Subscription receivable	(6,724)	(6,724)
Additional paid-in capital	69,302,341	59,065,100
Accumulated deficit	(60,066,954)	(52,546,078)
Total stockholders’ equity	9,229,013	6,512,460
Total liabilities and stockholders’ equity	$12,892,262	$10,797,323

See accompanying notes to consolidated financial statements

JET.AI INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues	$1,710,988	$3,917,393	$7,411,526	$10,849,875

Cost of revenues	1,999,395	3,931,279	7,925,747	11,405,113

Gross loss	(288,407)	(13,886)	(514,221)	(555,238)

Operating Expenses:
General and administrative (including stock-based compensation of $175,586, $1,313,358, $1,489,654, and $3,714,404, respectively)	1,408,391	2,746,783	6,307,798	7,956,830
Sales and marketing	300,072	83,310	676,081	632,380
Research and development	39,327	37,959	189,295	107,901
Total operating expenses	1,747,790	2,868,052	7,173,174	8,697,111

Operating loss	(2,036,197)	(2,881,938)	(7,687,395)	(9,252,349)

Other (income) expense:
Interest expense	-	-	-	79,314
Other income	(70,148)	(56)	(166,519)	(176)
Total other (income) expense	(70,148)	(56)	(166,519)	79,138

Loss before provision for income taxes	(1,966,049)	(2,881,882)	(7,520,876)	(9,331,487)

Provision for income taxes	-	-	-	-

Net Loss	$(1,966,049)	$(2,881,882)	$(7,520,876)	$(9,331,487)

Deemed dividend from warrant exchange offer	-	(540,255)	-	(540,255)
Cumulative preferred stock dividends	-	18,708	-	78,163

Net Loss to common stockholders	$(1,966,049)	$(3,440,845)	$(7,520,876)	$(9,949,905)

Weighted average shares outstanding - basic and diluted	3,334,744	78,523	2,659,129	71,791
Net loss per share - basic and diluted	$(0.59)	$(43.82)	$(2.83)	$(138.60)

See accompanying notes to consolidated financial statements

JET.AI INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

	Series B Preferred Stock		Common Stock		Subscription	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Equity
Balance at December 31, 2024	250	$-	1,629,861	$162	$(6,724)	$59,065,100	$(52,546,078)	6,512,460
Stock-based compensation	-	-	25,485	3	-	550,933	-	550,936
Issuance of Series B Convertible Preferred Stock upon exercise of warrants	1,100	-	-	-	-	11,000,000	-	11,000,000
Series B Preferred Stock conversion	(50)	-	532,100	53	-	(53)	-	-
Offering costs	-	-	-	-	-	(1,270,000)	-	(1,270,000)
Net loss	-	-	-	-	-	-	(3,169,804)	(3,169,804)
Balance at March 31, 2025 (unaudited)	1,300	$-	2,187,446	$218	$(6,724)	$69,345,980	$(55,715,882)	$13,623,592
Stock-based compensation	-	-	145,000	15	-	763,117	-	763,132
Series B Preferred Stock conversion	(311)	-	929,255	93	-	(93)	-	-
Offering costs	-	-	-	-	-	(675,000)	-	(675,000)
Net loss	-	-	-	-	-	-	(2,385,023)	(2,385,023)
Balance at June 30, 2025 (unaudited)	989	$-	3,261,701	$326	$(6,724)	$69,434,004	$(58,100,905)	$11,326,701
Stock-based compensation	-	-	-	-	-	175,586	-	175,586
Series B Preferred Stock conversion	-	-	240,000	24	-	(24)	-	-
Offering costs	-	-	-	-	-	(307,225)	-	(307,225)
Net loss	-	-	-	-	-	-	(1,966,049)	(1,966,049)
Balance at September 30, 2025 (unaudited)	989	$-	3,501,701	$350	$(6,724)	$69,302,341	$(60,066,954)	$9,229,013

	Series B Preferred Stock		Common Stock		Subscription	Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Equity
Balance at December 31, 2023	-	$-	43,353	$4	$(6,724)	$35,343,069	$(39,272,388)	$(3,936,039)
Stock-based compensation	-	-	-	-	-	1,199,318	-	1,199,318
Sale of Series B Convertible Preferred Units	150	-	1,111	-	-	1,500,025	-	1,500,025
Offering costs	-	-	-	-	-	(155,000)	-	(155,000)
Issuance of Common Stock upon exercise of warrants	-	-	6,892	1	-	742,473	-	742,474
Sale of Common Stock for cash	-	-	4,444	-	-	1,110,000	-	1,110,000
Net loss	-	-	-	-	-	-	(3,229,049)	(3,229,049)
Balance at March 31, 2024 (unaudited)	150	$-	55,800	$5	$(6,724)	$39,739,885	$(42,501,437)	$(2,768,271)
Stock-based compensation	-	-	-	-	-	1,201,728	-	1,201,728
Sale of Common Stock for cash	-	-	9,778	1	-	617,278	-	617,279
Net loss	-	-	-	-	-	-	(3,220,556)	(3,220,556)
Balance at June 30, 2024 (unaudited)	150	$-	65,578	$6	$(6,724)	$41,558,891	$(45,721,993)	$(4,169,820)
Stock-based compensation	50	-	889	-	-	1,313,358	-	1,313,358
Issuance of Common Stock for settlement of accounts payable and accrued liabilities	-	-	18,667	2	-	411,670	-	411,672
Issuance of Common Stock from warrant exchange	-	-	53,535	5	-	540,250	(540,255)	-
Series A Preferred Stock conversion	-	-	10,167	1	-	551,987	-	551,988
Offering costs	-	-	-	-	-	(253,433)	-	(253,433)
Net loss	-	-	-	-	-	-	(2,881,882)	(2,881,882)
Balance at September 30, 2024 (unaudited)	200	$-	148,836	$14	$(6,724)	$44,122,723	$(49,144,130)	$(5,028,117)

See accompanying notes to consolidated financial statements

JET.AI INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,520,876)	$(9,331,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,912	1,920
Amortization of debt discount	-	80,761
Stock-based compensation	1,489,654	3,714,404
Non-cash operating lease costs	403,255	391,665
Changes in operating assets and liabilities:
Accounts receivable	(62,718)	(71,162)
Other current assets and refundable capital contribution	(2,561,815)	111,668
Deferred offering costs	(45,000)	-
Accounts payable	622,963	410,766
Accrued liabilities	24,834	804,947
Deferred revenue	(876,731)	(572,925)
Operating lease liability	(392,680)	(381,090)
Net cash used in operating activities	(8,917,202)	(4,840,533)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances under related party promissory note	(236,790)	-
Purchase of intangible assets	-	(12,922)
Investment in joint venture	(300,000)	-
Deposit on aircraft	(1,650,000)	-
Deposits and other assets	(41,000)	-
Net cash used in investing activities	(2,227,790)	(12,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	-	(371,250)
Repayments of related party notes payable	-	(297,500)
Offering costs	(2,252,225)	(236,233)
Proceeds from exercise of common stock warrants	-	742,474
Proceeds from exercise of Series B Convertible Preferred Stock warrants	11,000,000	-
Proceeds from sale of Series B Preferred Stock	-	1,500,025
Proceeds from sale of Common Stock	-	1,727,279
Net cash provided by financing activities	8,747,775	3,064,795

Decrease in cash and cash equivalents	(2,397,217)	(1,788,660)
Cash and cash equivalents, beginning of period	5,872,627	2,100,543
Cash and cash equivalents, end of period	$3,475,410	$311,883

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$79,314
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Issuance of Common Stock for Series A Preferred Stock conversion	$-	$551,988
Issuance of Common Stock for Series B Preferred Stock conversion	$170	$-
Issuance of Common Stock from warrant exchange	$-	$540,255
Issuance of Common Stock for settlement of accounts payable	$-	$239,472
Decrease in prepaid offering costs and accrued liabilities from issuance of common stock	$-	$172,200

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

To date, the Company, directly and indirectly through its subsidiaries, has principally been involved in (i) the sale of fractional and whole interests in aircraft, (ii) the sale of jet cards, which enable holders to use certain aircraft at agreed-upon rates, (iii) the operation of a proprietary booking platform (the “App”), which functions as a prospecting and quoting platform to arrange private jet travel with third-party carriers as well as via the Company’s leased and managed aircraft, (iv) direct chartering of its HondaJet Elite aircraft by Cirrus Aviation Services (“Cirrus”), (v) aircraft brokerage and (vi) service revenue from the monthly management and hourly operation of customer aircraft. In 2025 the Company began transitioning its primary focus to AI data center operations and assets.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern and Management Plans

The Company has limited operating history and has incurred losses from operations since inception. These matters raise concern about the Company’s ability to continue as a going concern.

During the next twelve months, the Company intends to fund its operations and obligations with capital from its operations, and proceeds from sales of debt or equity securities. The Company could, if necessary, reduce cash burn to preserve capital. There are no assurances, however, that management will be able to raise capital on terms acceptable to the Company. If the Company is unable to obtain sufficient amounts of additional capital, the Company may be required to reduce the near-term scope of its planned development and operations, which could delay implementation of the Company’s business plan and harm its business, financial condition and operating results. The consolidated balance sheets do not include any adjustments that might result from these uncertainties.

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

Unaudited Interim Financial Statements

Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these unaudited consolidated interim financial statements have been included. Such adjustments consist of normal recurring adjustments. The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year.

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

Risks and Uncertainties

The Company has limited operating history and has incurred losses from operations since inception. The Company’s business and operations are sensitive to general business and economic conditions in the United States and worldwide along with local, state, and federal governmental policy decisions. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse conditions may include but are not limited to: changes in the private airline industry, fuel and operating costs, changes to corporate governance best practices for executive flying, general demand for private jet travel, regulations on carbon emissions from aviation, competition and other barriers to entry in the data center industry and market acceptance of the Company’s business model. These adverse conditions could affect the Company’s financial condition and the consolidated results of its operations.

Cash and Cash Equivalents

For purpose of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Included within cash and cash equivalents is restricted cash of $500,000 at September 30, 2025 and December 31, 2024.

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

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. As of September 30, 2025 and December 31, 2024, property and equipment consisted entirely of equipment which is being depreciated over a three-year period.

Internal-Use Software

The Company incurs software development costs to develop software programs to be used solely to meet its internal needs and cloud-based applications used to deliver its services. In accordance with ASC 350-40, Internal-Use Software, the Company capitalizes development costs related to these software applications once a preliminary project stage is complete, funding has been committed, and it is probable that the project will be completed, and the software will be used to perform the function intended. As of September 30, 2025 and December 31, 2024, the Company has capitalized approximately $398,000 of internal software related costs, which is included in intangible assets in the accompanying consolidated balance sheets and was fully amortized as of September 30, 2025 and December 31, 2024.

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

Allowance for Credit Losses

The Company recognizes an expected allowance for credit losses with respect to its accounts receivable. In addition, also at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded. Accounts receivable are evaluated individually for impairment. This estimate is adjusted for management’s assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses. The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in operations or an offset to credit loss expense in the year of recovery, in accordance with the entity’s accounting policy election. No allowance for credit losses was considered necessary at September 30, 2025 and December 31, 2024.

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

Deferred revenue is an obligation to transfer services to a customer for which the Company has already received consideration. Upon receipt of a prepayment from a customer for all or a portion of the transaction price, the Company initially recognizes a contract liability. The contract liability is settled, and revenue is recognized when the Company satisfies its performance obligation to the customer at a future date. As of September 30, 2025 and December 31, 2024, the Company deferred $340,601 and $1,091,235, respectively, related to prepaid flight hours under the jet card program for which the related travel had not yet occurred.

The Company also generates revenues from individual ad hoc charter bookings processed through the Company’s App, whereby the Company sources, negotiates, and arranges travel on a charter basis for a customer based on pre-selected options and pricing provided by the Company to the customer through the App. In addition, Cirrus Aviation Services markets charters on the Company’s aircraft for the Company’s benefit. Deferred revenue with respect to the App was $86,181 and $212,278 as of September 30, 2025 and December 31, 2024, respectively.

The Company utilizes certificated independent third-party air carriers in the performance of a portion of flights. The Company evaluates whether there is a promise to transfer services to the customer, as the principal, or to arrange for services to be provided by another party, as the agent, using a control model. The nature of the flight services the Company provides to members is similar regardless of which third-party air carrier is involved. The Company directs third-party air carriers to provide an aircraft to a member or customer. Based on evaluation of the control model, it was determined that the Company acts as the principal rather than the agent within all revenue arrangements. Owner charter revenue is recognized for flights where the owner of a managed aircraft sets the price for the trip. The Company records owner charter revenue at the time of flight on a net basis for the margin we receive to operate the aircraft. If the Company has primary responsibility to fulfill the obligation, then the revenue and the associated costs are reported on a gross basis in the consolidated statements of operations. Deferred revenue with respect to the management of aircraft was $16,233 as of September 30, 2025 and December 31, 2024.

The following is a breakout of revenue components by subcategory for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Software App and Cirrus Charter	$642,279	$2,409,742	$3,763,924	$6,391,732
Jet Card and Fractional Programs	184,655	547,186	949,306	1,783,066
Management and Other Services	884,054	960,465	2,698,296	2,675,077
	$1,710,988	$3,917,393	$7,411,526	$10,849,875

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

Aircraft Sales

The Company from time to time acquires aircraft from vendors and various other third-party sellers in the private aviation industry. The Company’s classifies the purchase as aircraft inventory on the consolidated balance sheets. Aircraft inventory is valued at the lower of cost or net realizable value. Sales are recorded on a gross basis within revenues and cost of revenue in the consolidated statements of operations. The Company recorded no aircraft sales for the nine months ended September 30, 2025 and 2024.

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

Advertising Costs

The Company expenses the cost of advertising and promoting the Company’s services as incurred. Such amounts are included in sales and marketing expense in the consolidated statements of operations and totaled $676,081 and $632,380 for the nine months ended September 30, 2025 and 2024, respectively.

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

Loss per Common Share

The Company presents basic EPS and diluted EPS on the face of the consolidated statements of operations. Basic EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. For periods in which the Company incurs a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from the diluted EPS calculations. For the nine months ended September 30, 2025 and 2024, there were (i) 22,668 and 21,336 options, (ii) 9,686 warrants to purchase common stock, and (iii) 2,802,113 and 8,032 common shares issuable upon conversion of Series B Convertible Preferred Stock, respectively, excluded.

Concentration of Credit Risk

The Company maintains its cash with several major U.S. financial institutions which it believes to be creditworthy. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, however, the Company may maintain balances in excess of the federally insured limits.

Segment Reporting

The Company identifies operating segments as components of the Company for which discrete financial information is available and is regularly reviewed by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and performance assessment. The chief operating decision maker is the Interim Chief Executive Officer. The Company determined that as of and through September 30, 2025 the Company operates in a single operating and reportable segment, private aviation services, as the chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue, for purposes of making operating decisions, allocating resources, and assessing performance. All of the Company’s long-lived assets are located in the U.S. and revenue from private aviation services is substantially earned from flights throughout the U.S.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03, “Expense Disaggregation Disclosures.” ASU 2024-03 requires disclosure to disaggregate prescribed expenses within relevant statement of operations captions. The standard is effective for fiscal years beginning after December 15, 2026 and for interim periods after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of the changes to its existing disclosures.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides an optional practical expedient for estimating future credit losses based on current conditions as of the balance sheet date and assuming those conditions do not change over the remaining life of the accounts receivable. This standard is effective January 1, 2026. The Company does not expect this ASU to have a material impact on the condensed consolidated results of operations and financial condition.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU removes references to prescriptive software development stages and includes an updated framework for capitalizing internal software costs. This standard is effective January 1, 2028. The Company is currently evaluating this ASU’s impact on the condensed consolidated results of operations and financial condition.

NOTE 3 – OTHER ASSETS

Other assets consisted of the following:

	September 30,	December 31,
	2025	2024
Deposits	$145,811	$104,811
Lease Maintenance Reserve	689,750	689,750
Total Other Assets	$835,561	$794,561

NOTE 4 – NOTES RECEIVABLE

Unsecured Promissory Note

On May 31, 2025, the Company entered into a promissory note with an affiliated entity (the “Maker”). Under the terms of the note, the Company may advance up to $300,000 to the Maker to fund its organizational costs and expenses. The note is unsecured, non-interest-bearing, and is repayable on the earlier of (i) November 30, 2025 or (ii) the consummation of an initial public offering by the Maker, and may be prepaid at any time without penalty. As of September 30, 2025, the Company had advanced $236,790 under this note.

During, 2025, the Maker repaid in full all obligations owed to the Company under the promissory note.

NOTE 5 – NOTES PAYABLE

Bridge Agreement

On September 11, 2023, the Company entered into a binding term sheet (the “Bridge Agreement”) with eight investors whereby the investors purchased senior secured promissory notes (the “Bridge Notes”) from the Company in the aggregate principal amount of $625,000, which included $281,250 from related parties.

The Company received net proceeds from the sale of the Bridge Notes of $500,000, resulting in an original issue discount of $112,500. The notes accrued interest at five percent (5%) per annum and matured on March 11, 2024. The Company recognized a debt discount of $168,250 from the Bridge Notes, of which $90,625 was amortized during the nine months ended September 30, 2024. Interest expense was $79,314 for the nine months ended September 30, 2024.

These notes and accrued interest payable were fully repaid during the nine months ended September 30, 2024.

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

Total lease expense for the nine months ended September 30, 2025 and 2024 was $969,188 and $1,022,325, respectively, which is included within cost of revenues in the accompanying statements of operations.

Right-of-use lease assets and lease liabilities for our operating leases was recorded in the consolidated balance sheet as follows:

	September 30,	December 31,
	2025	2024

Operating lease right-of-use asset	$2,576,036	$2,576,036
Accumulated amortization	(1,930,937)	(1,527,682)
Net balance	$645,099	$1,048,354

Lease liability, current portion	$537,491	$525,547
Lease liability, long-term	91,158	495,782
Total operating lease liabilities	$628,649	$1,021,329

As of September 30, 2025, the weighted average remaining lease term was 1.1 years, and the weighted average discount rate was 3%.

As of September 30, 2025, future minimum required lease payments due under the non-cancellable operating lease are as follows:

2025 (three months)	137,250
2026	503,250
Total future minimum lease payments	640,500
Less imputed interest	(11,851)
Maturities of lease liabilities	$628,649

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

No shares of common stock were sold pursuant to this agreement during the nine months ended September 30, 2025.

During the nine months ended September 30, 2024, the Company issued 14,222 shares of common stock pursuant to the agreement for total consideration of $1.7 million.

Pursuant to the Share Purchase Agreement, the Company issued to GEM a warrant (the “GEM Warrant”) granting it the right to purchase up to 9,686 shares of common stock of the Company. The GEM Warrant was issued with an exercise price of $1,935 and a term of three years. The GEM Warrant included an adjustment mechanism, whereby the exercise price is subject to adjustment from time to time. Pursuant to the GEM Warrant, on the first anniversary following the Public Listing Date as defined in the GEM Warrant (the “Adjustment Date”), if all or any portion of the GEM Warrant remained unexercised and the average closing price of the Company’s common stock for the 10 trading days following the Adjustment Date was less than 90% of the then-current exercise price of the warrant (the “Baseline Price”), then the exercise price of the unexercised Warrant Shares that remained exercisable pursuant to the GEM Warrant would be adjusted to 110% of the Baseline Price. Accordingly, the GEM Warrant exercise price was reduced to $9.07 per share as of September 30, 2025.

On August 4, 2022, the Company entered into a Registration Rights Agreement with GEM, obligating the Company to file a registration statement with respect to resales of the shares of common stock issuable to GEM under the Share Purchase Agreement and upon exercise of the GEM Warrant. Because that registration statement was not declared effective by October 23, 2023 (the “Effectiveness Deadline”), the Company was obligated to pay GEM an amount equal to $10,000 for each day following the Effectiveness Deadline until the registration statement was declared effective subject to a $300,000 cap if such delay in the declaration of effectiveness of the registration statement was caused by delays in SEC review of the registration statement or the SEC’s refusal to declare the registration statement effective. The Company has accrued $300,000 as of September 30, 2025 and December 31, 2024 with respect to this agreement.

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

Textron Aircraft Purchase Agreement

On October 31, 2024, the Company entered into an aircraft purchase agreement with Textron Aviation Inc. (“Textron”), for the purchase of three Cessna Citation CJ4 aircraft (the “CJ4 Aircraft”). Under the aircraft purchase agreement, the Company may purchase from Textron specifically configured CJ4 Aircraft at prevailing market rates whereby the aggregate purchase price could be approximately $40.5 million. The aircraft are expected to be delivered in the third and fourth quarter of 2026. The Company made deposits totaling approximately $4.1 million under the purchase agreement through September 30, 2025. No additional deposits are required under this agreement.

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

On May 16, 2025, the Company entered into an amendment to the 2025 Maxim Engagement Letter. Pursuant to the amendment, in the event the Company executes, on a one-time basis, both a Joint Venture Agreement and a related Contribution Agreement with any counterparty in connection with a spin-out, joint venture, or similar transaction, the Company shall issue to Maxim an additional 125,000 shares of common stock. The amendment further provides that no additional shares shall be issued to Maxim in connection with any subsequent or additional transactions of a similar nature.

During the nine months ended September 30, 2025, the Company issued 150,000 shares of common stock pursuant to the 2025 Maxim Engagement Letter. The shares were recorded to General and Administrative expenses as stock-based compensation based on the fair value of the shares of approximately $625,000.

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

Contribution Agreement

On July 2, 2025, the Company entered into a Contribution Agreement with Consensus Core and Convergence Compute LLC, a Delaware limited liability company (“Convergence Compute”), pursuant to which the Company contributed $300,000 to Convergence Compute in the first closing of the transactions contemplated by the JV Agreement. As consideration for its initial contribution, the Company acquired a 0.5% equity interest in Convergence Compute. Upon the completion of certain data center project milestones, each of the Company and Consensus Core will make additional contributions to Convergence Compute and will receive additional equity interests in Convergence Compute and its subsidiaries.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

Under the Amended and Restated Certificate of Incorporation of the Company, as amended, the Company is authorized to issue up to 204,000,000 shares, consisting of two classes: 200,000,000 shares of common stock, $0.0001 par value per share, and 4,000,000 shares of preferred stock, $0.0001 par value per share, of which 5,000 shares of preferred stock have been designated as Series B Convertible Preferred Stock, par value $0.0001 (“Series B Preferred Stock”). As of September 30, 2025, there were no issued and outstanding shares of Series A Preferred Stock and Series A-1 Preferred Stock, and 989 issued and outstanding shares of Series B Preferred Stock.

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

In connection with executing the Merger Agreement, the Company, SpinCo, and flyExclusive entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) pursuant to which the Company will transfer the business, operations, services and activities of the Company’s jet charter business to SpinCo. Upon the terms and subject to the conditions set forth in the Separation and Distribution Agreement, the Company will distribute all of the shares of common stock of SpinCo (“SpinCo Common Stock”) to the Company’s stockholders on a pro rata basis as set forth in the Separation and Distribution Agreement (the “Distribution”). As such, the Company will no longer operate a jet charter business as of consummation of the Distribution. There will be no change to the Company’s board of directors or executive officers as a result of the Transactions.

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

On May 6, 2025, the parties entered into an Amended and Restated Agreement and Plan of Merger and Reorganization (the “Amended Merger Agreement”), which amends, restates, replaces, and supersedes the original Merger Agreement. Under the Amended Merger Agreement, 80% of the Merger Consideration Shares will be issued upon the closing, and 20% of the Merger Consideration Shares will be held in reserve by flyExclusive until a final post-closing purchase price is determined. Once the final post-closing purchase price is determined, flyExclusive will only issue additional Merger Consideration Shares from the reserve on a dollar for dollar basis up to the lesser of the final purchase price and the initial purchase price.

The Amended Merger Agreement requires the Company to execute a new securities purchase agreement with a third-party investor, pursuant to which the Company will issue the investor a warrant to purchase up to $50 million worth of shares of a newly designated series of preferred stock.

On October 10, 2025, the parties further entered into an amendment to the Amended Merger Agreement, to extend the deadline for the closing of the proposed merger transaction from October 31, 2025 to December 31, 2025. All other terms of the Amended Merger Agreement remain in full force and effect.

The Transactions are subject to shareholder approval and are expected to close during the first quarter of 2026.

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

In connection with the transactions under the Series B Securities Purchase Agreement, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Maxim. Pursuant to the terms of the Placement Agency Agreement, the Company agreed to pay Maxim a cash fee equal to 7% of the aggregate gross proceeds raised under the Series B Securities Purchase Agreement. From time to time as the Company has issued additional securities under the Series B Securities Purchase Agreement, the Company is obligated to pay Maxim cash fees of up to $1,050,000.

In January and February 2025, the Company issued 1,100 shares of Series B Preferred Stock from the exercise of 1,100 Series B Preferred Stock warrants for gross proceeds of $11,000,000 before deducting offering costs of $770,000. As a result of these exercises, there were no remaining Series B Preferred Stock warrants outstanding as of September 30, 2025.

During the nine months ended September 30, 2025, the Company issued 1,701,355 shares of common stock for the conversion of 361 shares of Series B Preferred Stock.

Regulation A Offerings

In June 2021, the Company undertook a Regulation A, Tier 2 offering for which it was selling up to shares of 4,012 non-voting common stock at $5,400 per share for a maximum of $21,880,000. During the year ended December 31, 2023, the Company issued an additional 293 shares of non-voting common stock under the Regulation A, Tier 2 campaign for aggregate gross proceeds of $1,598,630, with $6,724 of these proceeds pending release from escrow at September 30, 2025.

Share Repurchase Program

On November 13, 2024, the Company’s Board of Directors authorized and approved a share repurchase program (the “Share Repurchase Program”) pursuant to which the Company may repurchase up to $2 million of the Company’s outstanding shares of common stock from time to time through December 31, 2025. The Company may buy back its common stock from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, and federal and state laws governing such transactions, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The Share Repurchase Program does not oblige the Company to acquire any specific number of shares and may be modified, discontinued, or suspended at any time. As of September 30, 2025, no shares had been repurchased under the Share Repurchase Program.

Stock Options

In connection with the Business Combination, the Company adopted the 2023 Omnibus Incentive Plan (the “2023 Plan”). The 2023 Plan provides for the grant of equity awards to employees, outside directors, and consultants, including the direct award or sale of shares, stock options, and restricted stock units to purchase shares. The 2023 Plan is a continuation of the Jet.AI Inc. 2018 Stock Option and Grant Plan (the “2018 Plan”) and the Jet Token Inc. 2021 Stock Plan (the “2021 Plan”), which were assumed from Jet Token and amended, restated and re-named into the form of the 2023 Plan effective as of the consummation of the Business Combination. In September 2024, the 2023 Plan was amended to increase the number of shares of common stock authorized under the 2023 Plan to 10,933 shares and to eliminate the automatic share replenishment provision. As of September 30, 2025, the total number of shares reserved for issuance under the 2023 Plan was 10,933 shares. The 2023 Plan is administered by the Company’s Board of Directors and expires ten years after adoption, unless terminated by the Board.

On June 4, 2018, the Company’s Board of Directors adopted the 2018 Plan. The 2018 Plan provides for the grant of equity awards to employees, non-employee directors and consultants, to purchase shares of common stock. As of September 30, 2025, the total number of shares reserved for issuance under the 2018 Plan was 10,301. The 2018 Plan is administered by the Board.

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

There were no stock options granted during the nine months ended September 30, 2025.

During the nine months ended September 30, 2025 and 2024, stock-based compensation expense of $1,489,654 and $3,714,404, respectively, was recognized for the vesting of these options, as well as for payments to certain vendors. As of September 30, 2025, there was approximately $328,000 in unrecognized stock-based compensation, which will be recognized through September 2027.

A summary of our stock option activity for the nine months ended September 30, 2025 and 2024, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted average Remaining Contractual Term
Outstanding at December 31, 2023	16,268	$1,381.64	7.37
Granted	5,068	24.00	10.00
Exercised	-	-	-
Expired/Cancelled	-	-	-
Outstanding at September 30, 2024	21,336	$1,059.16	7.42

	Number of Shares	Weighted Average Exercise Price	Weighted average Remaining Contractual Term
Outstanding at December 31, 2024	22,668	$998.26	7.32
Granted	-	-	-
Exercised	-	-	-
Expired/Cancelled	-	-	-
Outstanding at September 30, 2025	22,668	$998.26	6.57

Exercisable at September 30, 2025	20,490	$1,107.62	6.30

Warrants

The number of outstanding warrants issued by the Company as of September 30, 2025 is as follows:

Warrant	Expiration Date Date	Exercise Price	Number Outstanding
GEM Common Stock Warrants	8/11/2026	$9.07	9,686
Total			9,686

NOTE 8 – RELATED PARTY TRANSACTIONS

Promissory Note

See Note 4 for a discussion of the related party promissory note receivable entered into with an affiliated entity in May 2025.

Refundable Capital Contribution

During the quarter ended September 30, 2025, the Company made capital contributions of $2,660,000 to AIIA Sponsor Ltd. (“Sponsor”), which serves as the sponsor of AI Infrastructure Acquisition, Corp. (“AIIA”), in exchange for ordinary shares and preference shares of Sponsor. AIIA a special purpose acquisition company that after completing its initial public offering intends to focus on opportunities with companies and/or strategic assets in high-impact private technology companies advancing artificial intelligence and machine learning capabilities, as well as those involved in building, operating, or enabling next-generation data center infrastructure. Sponsor was founded and organized by certain of the Company’s executive officers and directors, who also serve as officers or directors of AIIA, with capital commitments from Sponsor’s founders and the Company. The Company’s contribution represented a 49.9% interest in the Sponsor and was refundable in full if the AIIA offering was not successfully completed by October 31, 2025.

The offering closed on October 6, 2025. Refer to further disclosure in Note 11.

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company’s financial instruments, which consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and notes payable approximate fair value due to their short-term nature.

NOTE 10 – DEFERRED REVENUE

Changes in deferred revenue for the nine months ended September 30, 2025 were as follows:

Deferred revenue as of December 31, 2024	$1,319,746
Amounts deferred during the period	1,815,814
Revenue recognized from amounts included in the deferred revenue beginning balance	(1,303,513)
Revenue from current year sales	(1,389,032)
Deferred revenue as of September 30, 2025	$443,015

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after September 30, 2025 through November 12, 2025, the date of these consolidated financial statements were available to be issued, and noted no additional events requiring recognition for disclosure, except as identified below.

Promissory Note

During October, the Maker repaid in full all obligations owed to the Company evidenced by promissory note identified in Note 4.

Interest in Sponsor and AIIA Initial Public Offering

On October 6, 2025, AIIA announced the closing of an initial public offering of units (“Units”). In the initial public offering, AIIA sold an aggregate of 13,800,000 Units at a price of $10.00 per unit, resulting in total gross proceeds of $138,000,000. Each Unit consisted of one Class A ordinary share and one right, with each right entitling the holder thereof to receive one-fifth (1/5) of a Class A ordinary share of AIIA upon consummation of an initial business combination.

In connection with AIIA initial public offering, Sponsor purchased from AIIA, simultaneous with the closing of the initial public offering, an aggregate of 269,000 Units at a price of $10.00 per unit ($2,690,000 in the aggregate) in a private placement (the “Private Placement Units”). Each Private Placement Unit consisted of one Class A ordinary share and one right, with each right entitling the holder thereof to receive one-fifth (1/5) of a Class A ordinary share of AIIA upon consummation of an initial business combination.

At the close of the offering, Sponsor held 4,600,000 shares of the Class B ordinary shares of AIIA, representing 25% of the outstanding shares of AIIA (the “Class B Shares”). In addition, the Sponsor held 269,000 units comprising of 269,000 Class A ordinary shares and 269,000 rights.

In connection with the organization of Sponsor, Jet.AI owns approximately 49.9% of the ordinary shares and preferred shares, respectively, of the Sponsor (the “Sponsor Equity Interest”). The Company’s executive officers will be AIIA’s management team. The preferred shares of Sponsor are nonvoting shares and generally entitle the holders thereof to receive the net proceeds, if any, received by Sponsor from the sale, exchange, or disposition of the 269,000 rights or the shares issuable upon the exercise thereof, and the ordinary shares of Sponsor (which are voting shares in Sponsor) will generally be equivalent to the value of the 4,600,000 Class B Shares and 269,000Class A shares of AIIA held by Sponsor.

On October 6, 2025, in conjunction with the closing of AIIA offering, the Company held an aggregate of 2,426,901 ordinary shares and 131,501 preferred shares of Sponsor.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which Jet.AI’s management believes is relevant to an assessment and understanding of its consolidated results of operations and financial condition. You should read the following discussion and analysis of Jet.AI’s financial condition and results of operations together with the historical unaudited consolidated financial statements as of September 30, 2025 and December 31, 2024, and the three and nine months ended September 30, 2025 and 2024, and the related notes that are included elsewhere in this report.

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

Overview

Jet.AI Inc., a Delaware corporation (“Jet.AI”, “Company”, “we” or “us”), was founded in 2018 by Michael Winston, its Executive Chairman. The Company, directly and indirectly through its subsidiaries, historically has been principally involved in (i) the sale of fractional and whole interests in aircraft, (ii) the sale of jet cards, which enable holders to use certain of the Company’s and other’s aircraft at agreed-upon rates, (iii) the operation of a proprietary booking platform, which functions as a prospecting and quoting platform to arrange private jet travel with third-party carriers as well as via the Company’s leased and managed aircraft, (iv) direct chartering of its HondaJet Elite aircraft by Cirrus Aviation Services, (v) aircraft brokerage and (vi) monthly management and hourly operation of customer aircraft.

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

In 2025 the Company began transitioning its primary focus to AI data center operations and assets.

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

The Transactions are subject to shareholder approval and are expected to close during the fourth quarter of 2025.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues	$1,710,988	$3,917,393	$7,411,526	$10,849,875

Cost of revenues	1,999,395	3,931,279	7,925,747	11,405,113

Gross loss	(288,407)	(13,886)	(514,221)	(555,238)

Operating Expenses:
General and administrative (including stock-based compensation of $175,586, $1,313,358, $1,489,654, and $3,714,404, respectively)	1,408,391	2,746,783	6,307,798	7,956,830
Sales and marketing	300,072	83,310	676,081	632,380
Research and development	39,327	37,959	189,295	107,901
Total operating expenses	1,747,790	2,868,052	7,173,174	8,697,111

Operating loss	(2,036,197)	(2,881,938)	(7,687,395)	(9,252,349)

Other (income) expense:
Interest expense	-	-	-	79,314
Other income	(70,148)	(56)	(166,519)	(176)
Total other (income) expense	(70,148)	(56)	(166,519)	79,138

Loss before provision for income taxes	(1,966,049)	(2,881,882)	(7,520,876)	(9,331,487)

Provision for income taxes	-	-	-	-

Net Loss	$(1,966,049)	$(2,881,882)	$(7,520,876)	$(9,331,487)

Deemed dividend from warrant exchange offer	-	(540,255)	-	(540,255)
Cumulative preferred stock dividends	-	18,708	-	78,163

Net Loss to common stockholders	$(1,966,049)	$(3,440,845)	$(7,520,876)	$(9,949,905)

Weighted average shares outstanding - basic and diluted	3,334,744	78,523	2,659,129	71,791
Net loss per share - basic and diluted	$(0.59)	$(43.82)	$(2.83)	$(138.60)

Three Months Ended September 30, 2025 and 2024

Revenues

Revenues for the third quarter of 2025 totaled $1.7 million, a $2.2 million decrease from 2024’s third quarter revenues of $3.9 million, and were comprised of $884,000 in services revenue from the management of customers’ aircraft, $0.6 million of revenues related to our software App Cirrus and Charter program (being $591,000 in software-related revenue and $51,000 in revenue from the chartering of our HondaJets by our operating partner Cirrus), and $185,000 in Jet Card revenue for hours flown and other charges based on hours flown.

The primary reason for the decrease was due to a reduction in Cirrus charter and Jet Card revenues of $1.3 million and $363,000, respectively, in the 2025 period due to the planned sale of the Company’s aviation assets to flyExclusive.

The following table sets forth a breakout of revenue components by subcategory for the three months ended September 30, 2025 and 2024.

	Three Months Ended
	September 30,
	2025	2024

Software App and Cirrus Charter	$642,279	$2,409,742
Jet Card and Fractional Programs	184,655	547,186
Management and Other Services	884,054	960,465
	$1,710,988	$3,917,393

The Company recognized $592,000 in revenue related to App-generated Services and software revenues related to charter bookings made through its App in the third quarter of 2025, a decrease of $506,000 and reflected reduced brokerage staff, and greater economic uncertainties. This compares to revenues totaling $1.1 million in the 2024 period.

The Company recognized $884,000 in service revenue in the third quarter of 2025, a decrease of $76,000, relating to reduced flying by the owners of the Company’s managed aircraft. There was $960,000 in service revenues in the third quarter of 2024.

During the third quarter of 2025, the Company did not sell any prepaid flight hours under its jet card and fractional programs and recognized $185,000 of revenue for 23 flight hours flown or forfeited, as well as additional charges. These additional charges represent primarily charges for cost reimbursements such as a fuel component adjustment to adjust for changes in fuel prices relative to the jet card and fractional contracts’ base fuel price and reimbursement of federal excise taxes. Prepaid flight hours are recognized as revenue as the flight hours are used or forfeited. At September 30, 2025, the Company had recorded deferred revenue of $443,000 on its consolidated balance sheet representing prepaid flight hours for which the related travel had not yet occurred.

In the third quarter of 2024, the Company sold 110 prepaid flight hours, amounting to $615,000, and recognized $547,000 of revenue for 85 flight hours flown or forfeited, as well as additional charges. At September 30, 2024, the Company had recorded deferred revenue of approximately $1.2 million.

The decrease in flight hours flown period over period is a direct result of the planned sale of the Company’s aviation assets to flyExclusive.

The following table details the flight hours sold and flown or forfeited, as well as the associated deferred revenues and recognized revenues, respectively, and additional charges for the third quarter of 2025 and 2024:

	For the three months ended September 30,
	2025	2024
Deferred revenue at the beginning of the period (1)	$647,117	$1,099,466
Prepaid flight hours sold
Amount	$—	$615,130
Total Flight Hours	—	110

Prepaid flight hours flown
Amount	$160,258	$480,929
Total flight hours	23	85

Additional charges	$24,397	$66,257
Total flight hour revenue	$184,655	$547,186

Deferred revenue at the end of the period (2)	$443,015	$1,206,869

(1)	Deferred revenue at June 30, 2025 and 2024 also includes $130,025 and $56,067, respectively, with respect to customer prepayments associated with software app transactions and $16,233 and $16,233 with respect to customer prepayments associated with management and other services revenue.

(2)	Deferred revenue at September 30, 2025 and 2024 also includes $86,181 and $29,269, respectively, with respect to customer prepayments associated with software app transactions and $16,233 and $16,233 with respect to customer prepayments associated with management and other services revenue.

In addition to its software App and jet card revenues, the Company also generates revenue through the direct chartering of its HondaJet aircraft by Cirrus. During the third quarter of 2025 this revenue amounted to approximately $51,000, a decrease of $1.3 million, or 96.1% from the prior year period. The decreased revenue was a direct result of the decreased chartering of the Company’s HondaJet fleet, as well as decreased software app bookings in the third quarter of 2025 as compared to the third quarter of 2024.

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

In the third quarter of 2025, the Company operated three HondaJets, one King Air 390i and one CJ4.

As a result of the decrease in Cirrus charter flight activity, costs related to the operation of these aircraft and payments to Cirrus for their management decreased $1.7 million from $3.1 million in the third quarter of 2024 to $1.4 million in 2025, and aircraft lease payments remained the same at $321,000 in the third quarter of 2025 and 2024. The Company also incurred third-party charter costs of approximately $546,000 in the third quarter of 2025, a $358,000 decrease over 2024, reflecting the reduced number of App-generated charter bookings, and a reduction in subcharters used for covering jet card flights when our HondaJets were unavailable. Merchant fees and federal excise tax relating to charter flights of $60,000 in the third quarter of 2025 were a $70,000 decrease as compared to $130,000 in the third quarter of 2024.

In total, it cost $2.0 million to operate these five aircraft in the third quarter of 2025, compared to $3.9 million to operate four aircraft in the third quarter of 2024.

Gross loss

The resulting gross loss totaled approximately $288,000 for the third quarter of 2025, compared to a gross loss of $14,000 for the third quarter of 2024. The gross loss in the third quarter of 2025 was largely driven by reduced flights performed for our jet card customers without a corresponding reduction in fixed costs.

Total Operating Expenses

In the third quarter of 2025, the Company’s operating expenses decreased by approximately $1.2 million over the prior year comparable period due to an approximate $1.3 million decrease in general and administrative expenses, a $217,000 increase in sales and marketing expenses and a $1,000 increase in research and development costs. Excluding non-cash stock-based compensation of $176,000 and $1.3 million in the third quarter of 2025 and 2024, respectively, general and administrative expenses declined by approximately $129,000 primarily due to a decrease in professional service expenses of $238,000 with a substantial portion of these expenses during the 2025 period related to the potential flyExclusive transaction, offset by an increase in Directors and Officers Insurance costs of $42,000 and decreased wages of $38,000, primarily due to decreased commissions compensation payable on software app revenue.

The Company’s sales and marketing expenses increased by $217,000 to $300,000 in the third quarter of 2025 from $83,000 in the third quarter of 2024. These expenses are mainly linked to promoting the Company and its programs, including its transitioning its primary focus to AI data center operations and assets.

Research and development expenses increased $1,000 in the third quarter of 2025 from $38,000 in the third quarter of 2024, due to the reduced need to refine the App, offset by continued development work on additional software offerings.

Operating Loss

As a result of all of the above, in the third quarter of 2025 the Company recognized an operating loss of approximately $1.9 million, which was a decrease in loss of approximately $1.0 million when compared to the prior year period. The decrease in operating loss was primarily due to the decrease in general and administrative expenses resulting from the decrease in non-cash stock-based compensation expenses that resulted from the non-cash vesting of employee stock options as well as the decrease in professional costs.

Other (Income) Expense

During the third quarter of 2025, the Company recognized approximately $70,000 in other income as compared to $56.

Nine Months Ended September 30, 2025 and 2024

Revenues

Revenues for the first nine months of 2025 totaled $7.4 million, a $3.4 million decrease from revenues of $10.8 during the comparable period in 2024. Revenues in the 2024 period were comprised of approximately $6.4 of revenues related to our software App and Cirrus charter services (comprised of approximately $3.4 million in software-related revenue and $2.9 million in revenue from the chartering of our HondaJets by our operating partner Cirrus), $2.7 million in services revenue from the management of customers’ aircraft, and $1.8 million in Jet Card revenue for hours flown and other charges based on hours flown.

The following table sets forth a breakout of revenue components by subcategory for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended
	September 30,
	2025	2024

Software App and Cirrus Charter	$3,763,924	$6,391,732
Jet Card and Fractional Programs	949,306	1,783,066
Management and Other Services	2,698,296	2,675,077
	$7,411,526	$10,849,875

The Company began recording revenue in September 2020 reflecting services and software revenues related to charter bookings made through its App and in the first nine months of 2025, the Company recognized $2.4 million in revenue related to App-generated charter bookings. During 2024 these revenues totaled $3.4 million, a $1.0 million or 29.5% decrease from 2024 reflecting reduced brokerage staff and greater economic uncertainties.

The Company recognized $2.7 million in service revenue in the first nine months of 2025, flat from 2024. There was $2.7 million in service revenues in the first nine months of 2024.

During the first nine months of 2025, the Company sold 20 prepaid flight hours under its jet card and fractional programs, amounting to $116,000, and recognized $1.0 of revenue for 150 flight hours flown or forfeited, as well as additional charges. These additional charges represent primarily charges for cost reimbursements such as a fuel component adjustment to adjust for changes in fuel prices relative to the jet card and fractional contracts’ base fuel price and reimbursement of federal excise taxes. Prepaid flight hours are recognized as revenue as the flight hours are used or forfeited. At September 30, 2025, the Company recorded deferred revenue of $443,000 on its consolidated balance sheet, which represents prepaid flight hours for which the related travel had not yet occurred.

In the first nine months of 2024, we sold 220 prepaid flight hours amounting to approximately $1.3 million and recognized approximately $1.8 million of revenue for 267 flight hours flown or forfeited, as well as additional charges. At September 30, 2024, the Company recorded deferred revenue of $1.2 million on its consolidated balance sheet.

The decrease in flight hours flown is a direct result of is a direct result of the planned sale of the Company’s aviation assets to flyExclusive.

The following table details the flight hours sold and flown or forfeited, as well as the associated deferred revenues and recognized revenues, respectively, and additional charges for the first nine months of 2025 and 2024:

	For the nine months ended September 30,
	2025	2024
Deferred revenue at the beginning of the period (1)	$1,319,746	$1,779,794
Prepaid flight hours sold
Amount	$116,000	$1,270,130
Total Flight Hours	20	220

Prepaid flight hours flown
Amount	$866,634	$1,619,739
Total flight hours	150	267

Additional charges	$82,672	$163,327
Total flight hour revenue	$949,306	$1,783,066

Deferred revenue at the end of the period (2)	$443,015	$1,206,869

(1)	Deferred revenue at December 31, 2024 and 2023 also includes $212,278 and $268,818, respectively, with respect to customer prepayments associated with software app transactions.

(2)	Deferred revenue at September 30, 2025 and 2024 also includes $86,181 and $29,269, respectively, with respect to customer prepayments associated with software app transactions and $16,233 and $16,233 with respect to customer prepayments associated with management and other services revenue.

During the first nine months of 2025 revenue generated through the direct chartering of the Company’s HondaJet aircraft by Cirrus amounted to approximately $1.3 million, a decrease of $1.6 million, or 54.6% from the prior year. The decreased revenue was a direct result of decreased charter activity, both ad hoc and by Cirrus.

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

As a result of the decrease in jet card and Cirrus charter flight activity, operating expenses related to the operation of the Company’s aircraft and payments to Cirrus for their management decreased $2.2 million from $6.9 million in the first nine months of 2024 to $4.7 million in the 2025 year period and aircraft lease payments decreased $53,000 from $1.0 million in 2024 to $969,000 in the first nine months of 2025. The Company also incurred third-party charter costs of approximately $1.9 million in the first nine months of 2025, a $980,000 decrease over 2024, as a result of the reduction in as hoc charters and a reduced need for subcharters used for covering jet card flights when our HondaJets were unavailable. Federal excise tax and merchant fees relating to charter flights decreased $321,000 in the first nine months of 2025 to $219,000 from $540,000 in 2024.

In total, it cost $7.9 million to operate the Company’s 5 aircraft in the first nine months of 2025, compared to $11.4 million in 2024.

Gross loss

The resulting gross loss totaled $514,000 for the first nine months of 2025, compared to $555,000 for the 2024 period. The decreased gross loss in these operations was a result of decreased maintenance costs, together with lower utilization on our HondaJets.

Total Operating Expenses

In the first nine months of 2025, the Company’s operating expenses decreased $1.6 million due to a $1.6 million decrease in general and administrative expenses. Excluding non-cash stock-based compensation of $1.5 million and $3.7 million in the first nine months of 2025 and 2024, respectively, general and administrative expenses rose by approximately $576,000 primarily due to due to increased wages of $408,000, primarily due to increased commissions compensation payable on charter sales and a $102,000 increase in professional service expenses related to the potential flyExclusive transaction.

The Company’s sales and marketing expenses increased by about $44,000 to $676,000 in the first nine months of 2025 from $632,000 in 2024. These expenses are mainly linked to promoting the Company and its programs.

Research and development expenses also increased $81,000 to $189,000 in the first nine months of 2025 from $108,000 in 2024, due to the continued development work on additional software offerings.

Operating Loss

As a result of all of the above, in the first nine months of 2025 the Company recognized an operating loss of approximately $7.6 million, which was a decrease in loss of $1.6 million compared to the 2024 period. The decrease was primarily due to reduced operating expenses of $1.6 million, and a decrease in the Company’s gross loss of $37,000.

Other (Income) Expense

During the first nine months of 2025, the Company recognized approximately $167,000 in other income due primarily to interest income during the period, compared to $79,000 in other expense due primarily to interest expense related to the Bridge Agreement recorded for the first nine months of 2024.

Liquidity and Capital Resources

Overview

As of September 30, 2025, our cash and cash equivalents totaled $3.5 million. Current assets exceeded current liabilities by $3.3 million, including $443,000 in deferred revenue, which will be recognized as revenue upon the utilization or forfeiture of prepaid flight hours.

In the first nine months of 2025, we raised $11.0 million through the issuance of 1,100 shares of Series B Preferred Stock, which was the primary factor causing our cash and cash equivalent assets and current assets as a whole to increase from December 31, 2024.

We have historically incurred negative cash flows from operations and significant operating losses, resulting in an accumulated deficit of $60.1 million as of September 30, 2025. We anticipate revenue and operating profit growth from strategic initiatives, including aircraft acquisitions, increased Jet Card pricing, enhanced charter activity through CharterGPT, Ava, and Reroute AI, and SaaS revenue from DynoFlight. However, we expect to incur operating losses for at least the next 12 months, depending on the success and timing of these initiatives. To fund operations, we plan to utilize funds from potential sales of equity or debt securities. Contractual limitations may restrict certain funding options, and further equity issuances may adversely affect our stock price and ability to raise capital. To support growth, we have executed a non-binding term sheet for a proposed $50 million financing transaction, with economic terms similar to our existing $16.5 million arrangement with Ionic Ventures LLC.

The term sheet reflects the parties’ agreement in principle on material deal terms, including the issuance of Series C Convertible Preferred Stock and related warrants, subject to finalization and execution of definitive documentation. There can be no assurance that such definitive agreements will be entered into or that the proposed transaction will be consummated.

In the absence of external financing, we are prepared to reduce cash utilization by halting marketing, suspending software development, streamlining operations, and focusing on existing customers, enabling operations to continue for at least one year, during which we would seek new financing to resume full operations. Forward-looking statements regarding our financial condition and liquidity are subject to risks and uncertainties, as detailed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 26, 2025.

Ionic Transaction

General

On March 28, 2024, the Company entered into a Securities Purchase Agreement (the “Series B Securities Purchase Agreement”) and a number of other transaction documents described below for a private placement with Ionic Ventures, LLC (“Ionic”), which closed on March 29, 2024, which we collectively refer to as the “Ionic Transaction.” Under the Series B Securities Purchase Agreement, the Company issued to Ionic (i) 150 shares of the Company’s Series B Preferred Stock, which are convertible into shares of the Company’s common stock, (ii) a warrant to purchase up to 1,500 shares of Series B Preferred Stock (the “Ionic Warrant”), at an exercise price of $10,000 per share, and (iii) 1,111 shares of the Company’s common stock. As of the date of this Report, Ionic has fully exercised the Ionic Warrant for a total of 1,500 shares of Series B Preferred Stock, resulting in gross proceeds to the Company of $15.0 million. And, therefore we do not expect to receive additional funds from Ionic under the terms of the Series B Securities Purchase Agreement and Ionic Warrant.

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

The Series B Securities Purchase Agreement obligates the Company to reserve no less than 200% of the maximum number of shares of common stock issuable upon conversion of the Series B Preferred Stock outstanding, using an alternate conversion method (the “Required Reserve Amount”). The Company and Ionic initially agreed that the Required Reserve Amount was 200,000 shares of Common Stock.

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

On August 10, 2023, the Company issued GEM a warrant (as subsequently amended, the “GEM Warrant”) granting it the right to purchase up to 6% of the outstanding common stock of the Company on a fully diluted basis as of the date of listing. The GEM Warrant has a term of three years. The GEM Warrant included an adjustment mechanism, whereby the exercise price is subject to adjustment from time to time. Pursuant to the Warrant, on the first anniversary following the Public Listing Date as defined in the GEM Warrant (the “Adjustment Date”), if all or any portion of the GEM Warrant remains unexercised and the average closing price of the Company’s common stock for the 10 trading days following the Adjustment Date is less than 90% of the then current exercise price of the warrant (the “Baseline Price”), then the exercise price of the unexercised Warrant Shares that remain exercisable pursuant to the Warrant shall be adjusted to 110% of the Baseline Price. Accordingly, the warrant exercise price was reduced to $9.07 per share as of September 30, 2025. The warrant may be exercised by payment of the per share amount in cash or through a cashless exercise.

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

Cash Flows for the Nine Months Ended September 30, 2025 and 2024

As of September 30, 2025, the Company’s cash and equivalents were approximately $3.5 million.

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024:

	For the nine months ended September 30,
	2025	2024
Net cash used in operating activities	$(8,917,202)	$(4,840,533)
Net cash used in investing activities	(2,227,790)	(12,922)
Net cash provided by financing activities	8,747,775	3,064,795
Decrease in cash and cash equivalents	$(2,397,217)	$(1,788,660)

Cash Flow from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $8.9 million compared to $4.8 million for the nine months ended September 30, 2024. The cash outflow from operating activities in the 2025 period primarily consisted of our net loss, net of non-cash charges, of $5.6 million, a $0.4 million reduction in lease liability, a $229,000 decrease in operating liabilities and a $2.6 million increase in accounts receivables and other current assets. The decrease in operating liabilities was primarily driven by a $877,000 decrease in deferred jet card revenue relating to the sale of jet card hours not yet flown, partially offset by a $648,000 increase in the Company’s accounts payable and accrued liabilities relating to the operation of the Company’s aircraft. Net cash used in operating activities for the nine months ended September 30, 2024 was $4.8 million. The cash outflow from operating activities in the 2024 period primarily consisted of our net loss, net of non-cash charges of $4.2 million, a $0.4 million reduction in lease liability, which were offset by a $1.2 million increase in operating liabilities and a $41,000 reduction in accounts receivable and other current assets. The increase in operating liabilities was primarily driven by a $1.2 million increase in the Company’s accounts payable and accrued liabilities relating to the operation of the Company’s aircraft and a $0.6 million decrease in deferred jet card revenue relating to the sale of jet card hours not yet flown.

Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was $2.2 million as compared to $13,000 in the 2024 year period, primarily relating to the Company’s joint venture investment, advances under related party promissory note and additional Textron deposits.

Cash Flow from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $8.7 million. Cash provided by financing activities was primarily driven by the sale of preferred stock, partially offset by offering costs. Net cash provided by financing activities for the nine months ended September 30, 2024 was $3.1 million. Cash provided by financing activities was primarily driven by warrant exercises and proceeds from the sale of common stock under the Share Purchase Agreement, sale of preferred stock, partially offset by repayments of notes payable.

Aircraft Financing Arrangements

In November 2021 and April 2022, the Company entered into two separate five-year leasing arrangements for the acquisition of two of its HondaJet Elite aircraft. At any time during their term, the Company has the option to purchase either aircraft from the lessor at the aircraft’s fair market value at that time. The leasing arrangements also require the Company to hold a combined liquidity reserve of $500,000 in a separate bank account pledged as security to the lessor, which the Company records as restricted cash on its balance sheet, as well as a maintenance reserve of approximately $690,000 for each leased aircraft, which is held by the lessor in the event the lessor determines that the relevant aircraft is not being maintained in accordance with the lease requirements or to prevent deterioration of the aircraft. Events of default under the leasing arrangements include, among other things, failure to make the monthly payments (with a 10-day cure period), default on other indebtedness, breaches of covenants related to insurance and maintenance requirements, change of control or merger, insolvency and a material adverse change in the Company’s business, operations or financial condition. Please see Note 5 to the Company’s financial statements for the nine months ended September 30, 2025 for a further description of these leasing arrangements.

Critical Accounting Estimates

Going Concern and Management Plans

The Company has limited operating history and has incurred losses from operations since its inception. These matters raise concern about the Company’s ability to continue as a going concern.

The Company began ramping up its revenue-generating activities during the second half of the year ended December 31, 2022 and those activities continued into 2025. During the next twelve months, the Company intends to fund its operations with funds from its operations, proceeds received from prior drawdowns under the Share Purchase Agreement, as well as proceeds from other prospective financing arrangements. The Company also has the ability to reduce cash burn to preserve capital. There are no assurances, however, that management will be able to raise capital on terms acceptable to the Company. If the Company is unable to obtain sufficient amounts of additional capital, the Company may be required to reduce the near-term scope of its planned development and operations, which could delay implementation of the Company’s business plan and harm its business, financial condition and operating results. The consolidated balance sheets do not include any adjustments that might result from these uncertainties.

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

Trend Information

The Company’s business and operations are sensitive to general business and economic conditions in the U.S. and worldwide along with local, state, Federal and foreign governmental policy decisions. A host of factors beyond Jet.AI’s control could cause fluctuations in these conditions. Adverse conditions may include but are not limited to: changes in the airline industry, fuel and operating costs, changes to corporate governance best practices for executive flying, general demand for private jet travel, regulations on carbon emissions from aviation, competition and other barriers to entry in the data center industry, and market acceptance of the Company’s business model. These adverse conditions could affect the Company’s financial condition and the results of operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Interim Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our Interim Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on September 30, 2025 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 26, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We have made a significant investment in the sponsor of a blank check company commonly referred to as a special purpose acquisition company (“SPAC”), and will suffer the loss of all of our investment if the SPAC does not complete an acquisition by April 6, 2027

In July 2025, we made a capital contribution of approximately $2.7 million in AIIA Sponsor Ltd. (“Sponsor”), that served as the sponsor of AI Infrastructure Acquisition Corp., a special purpose acquisition company (“AII Acquisition”). The capital contribution was made to fund, in part, Sponsor’s purchase of units comprised of Class A ordinary shares and rights to receive additional Class A ordinary shares of AII Acquisition as part of the sponsorship of AII Acquisition. The Company owns approximately 49.9% interest in the Sponsor, and in turn the Sponsor owns approximately 25% of the outstanding ordinary shares of AII Acquisition.

There is no assurance that AII Acquisition will be successful in completing a business combination or that any business combination will be successful. The Company could lose its entire investment in Sponsor if a business combination is not completed by April 6, 2027 or if the business combination is not successful, which would materially adversely impact our shareholder value.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2025 the Company did not issue any equity securities in transactions that were not registered under the Securities Act of 1933, as amended, except in connection with transactions that were previously reported or disclosed in a report filed by the Company with the Securities and Exchange Commission.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities by the Company or its affiliates during the quarter ended September 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2025, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

During the quarter ended September 30, 2025, there were no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

During the quarter ended September 30, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit Number	Description
2.1

Amendment No. 1 to Amended and Restated Agreement and Plan of Merger and Reorganization, dated July 30, 2025, between Jet.AI Inc., flyExclusive, Inc., FlyX Merger Sub, Inc., and Jet.AI SpinCo, Inc. (incorporated by reference to Exhibit 2.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on July 30, 2025)

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
Date: November 14, 2025

