Form 10-K
period 2025-12-31
Jet.AI Inc.
filed 2026-03-06
CIK 1861622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $11,905,209 as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 6, 2026, there were 119,209,666 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

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

Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this Report, including the risks described under “Item 1A Risk Factors,” and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and in other documents which we file with the Securities and Exchange Commission (“SEC”). In addition, such statements could be affected by risks and uncertainties related to:

●	the ability to implement business plans, forecasts, and other expectations and identify and realize additional opportunities;
●	our history of operating losses, and our results of operations and financial condition;
●	our ability to attain the significant amount of additional financing we need to fund our operations, AI data center focused interests and projects, and expansion plans on favorable terms or at all, and the availability of future financing;
●	our ability to complete the proposed merger and related transactions described under “Item 1 Business – Recent Events – Potential Sale of Aviation Business Assets”, or to identify and execute upon another strategic transaction or alternative to maximize value for our stakeholders;
●	our ability to realize the anticipated benefits of the proposed merger and related transactions;
●	our ability to identify, fund and execute upon opportunities in the AI data center sector, and compete with a variety of competitors in that sector many of whom possess significantly greater financial resources, established customer relationships, operational scale, and technical expertise than the Company who is a new entrant into that sector;
●	the generally limited liquidity and trading of our common stock and price volatility;
●	the outcome of any legal proceedings;
●	the ability to maintain the listing of our securities on the Nasdaq Stock Market LLC (“Nasdaq”) or any other national securities exchange;
●	that the price of our common stock is volatile due to a variety of factors, including changes in the competitive and regulated industries in which we operate (or seek to operate), variations in operating performance across competitors, changes in laws and regulations affecting our business and any changes in our capital structure;
●	the risks related to our ability to identify and execute on outside sources of funding necessary to fund our operations and business plan, and the potential dilution that our stockholders may be subject to;
●	the risk of downturns in the aviation industry;
●	a changing regulatory landscape in the aviation industry and the AI and data center sectors;
●	our ability to attract and retain highly qualified personnel, including our officers, directors, and key employees;
●	data security breaches, cyber attacks, or other network outages;
●	our ability to adequately protect our intellectual property interests;
●	our reliance on third parties and joint venture partners;
●	risks associated with the overall economy, including interest rate volatility, prospective, and the potential for recession; and
●	other risks and uncertainties set forth under the section of this Report entitled “Item 1A Risk Factors.”

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

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks of which you should be aware. These risks are discussed more fully in the “Risk Factors” section of this Report. These risks include, but are not limited to, the following:

●	We may not have enough funds to sustain our business until we become profitable and may not be able to obtain additional capital when desired, on favorable terms or at all. If we are unsuccessful in securing additional sources of capital, we may not be able to continue as a going concern.
●	We are an early-stage company with a limited operating history.
●	We may not be able to successfully implement our growth strategies.
●	Our operating results have been, and are expected to continue to be, difficult to predict based on a number of factors that also will affect our long-term performance.
●	Our business and reputation rely on, and will continue to rely on, third parties.
●	We rely on third-party Internet, mobile, and other products and services to deliver our mobile and web applications and flight management system offerings to customers, and any disruption of, or interference with, our use of those services could adversely affect our business, financial condition, results of operations, and customers.
●	We rely on third parties maintaining open marketplaces to distribute our mobile and web applications.
●	We may be unable to adequately protect our intellectual property interests or may be found infringing on the intellectual property interests of others.
●	A delay or failure to identify and devise, invest in and implement certain important technology, business, and other initiatives could have a material impact on our business, financial condition and results of operations.
●	We are dependent on our information systems which may be vulnerable to cyber-attacks or other events.
●	Because our software could be used to collect and store personal information, privacy concerns in the territories in which we operate could result in additional costs and liabilities to us or inhibit sales of our software.
●	Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect our business and future profitability.
●	In the event that our business expands domestically or internationally, including to jurisdictions in which tax laws may not be favorable, our obligations may change or fluctuate, become significantly more complex or become subject to greater risk of examination by taxing authorities, any of which could adversely affect our after-tax profitability and financial results.
●	Our ability to utilize our net operating loss and tax credit carryforwards to offset future taxable income may be subject to certain limitations.
●	Our primary assets include our direct and indirect interests in our subsidiaries and, accordingly, we are dependent upon distributions from our subsidiaries to pay taxes and cover our corporate and other overhead expenses.
●	We have made a significant investment in the sponsor of a blank check company commonly referred to as a special purpose acquisition company (“SPAC”) and will suffer the loss of all of our investment if the SPAC does not complete an acquisition by April 6, 2027.
●	Our use of fair value accounting of our indirect investment in AI Infrastructure Acquisition could result in income statement volatility, which in turn, could cause significant market price and trading volume fluctuations for our common stock.
●	Our failure to attract and retain highly qualified personnel in the future could harm our business.
●	Demand for our aviation services may decline due to factors beyond our control.
●	We face a high level of competition with numerous market participants with greater financial resources and operating experience.
●	The operation of aircraft is subject to various risks, and failure to maintain an acceptable safety record may have an adverse impact on our ability to obtain and retain customers.
●	If efforts to continue to build a strong brand identity and improve member satisfaction and loyalty are not successful, we may not be able to attract or retain members, and our operating results may be adversely affected.
●	Any failure to offer high-quality customer support may harm our relationships with our customers and could adversely affect our reputation, brand, business, financial condition and results of operations.
●	Changes in laws or regulations affecting the aviation industry, or a failure to comply with any such laws or regulations, may adversely affect our business, investments and results of operations.
●	The proposed Transactions with flyExclusive may not be completed on the terms or timeline currently contemplated, or at all.
●	In the proposed Transactions with flyExclusive, we will divest substantially all of our fractional and jet card business and related assets, together with associated working capital, and thereafter focus on business strategy that focuses on expanding our AI data-center operations. Any or all of these decisions if incorrect may have a material adverse effect on the results of our operations, financial position and cash flows, and pose further risks to the successful operation of our business over the short and long-term.

iii

●	The AI data center sector in which we expect to primarily focus after the Transactions is subject to significant risks, including rapid growth and volatility, capital requirements, dependence on rapidly changing underling technologies, market and political risks and uncertainties and extreme competition. We cannot guarantee that we will be able to anticipate or overcome any or all of these risks and uncertainties, especially as a small company operating in an environment that includes many large, well-capitalized competitors with substantially more resources.
●	We may not achieve some or all of the expected benefits of the Transactions, and the Transactions may adversely impact our business.
●	Particularly after the Transactions, our success will be dependent on our ability to successfully develop new services, platforms and solutions that utilize AI and enhance or complement our existing services, platforms and solutions, and market acceptance of these offerings.
●	The Transactions could give rise to disputes or other unfavorable effects, which could materially and adversely affect our business, financial position or results of operations.
●	Our focus on the development and provision of AI data center services represents an evolving business model and strategy.
●	Our AI data center services strategy may require significant time and expenditures to implement and our efforts may not be successful.
●	In the data center sector our business model is expected to rely significantly on other companies to joint venture those projects. Therefore, our results are subject to the additional risks associated with the financial condition, operational expertise and priorities of our joint venture partners.
●	Our increased focus on the AI data center market may not be successful and may result in adverse consequences to our business, results of operations and financial condition.
●	Expansion of our business strategy into the AI data center market could increase competitive, operational, legal and regulatory risks to our business in ways we cannot predict.
●	Changing political and geopolitical conditions, including changing international trade policies and the implementation of wide-ranging, reciprocal and retaliatory tariffs, surtaxes and other similar import or export duties, or trade restrictions, could adversely impact our business, prospects, operations and financial performance, specifically as it relates to the development and provision of AI data center services.
●	Our anticipated data center business is expected to have significant customer concentration.
●	We may be unable to raise additional capital needed to fulfill our capital or liquidity needs or grow our business and achieve the expansion plans we have for our data center projects and interests, and the development and provision of AI data center services.
●	We expect to continue to incur substantial capital expenditures to grow our AI data center services business.
●	Supply chain and logistics issues for us, our contractors or our suppliers may frustrate or delay our expansion plans into the AI data center services market or increase the cost of constructing our infrastructure.
●	Any electricity outage, non-supply or limitation of electricity supply, including as a result of political pressures or regulations, or increase in electricity costs may result in material impacts to our AI data center services operations and financial performance.
●	We may be affected by price fluctuations in the wholesale and retail power markets.
●	Any delays or unexpected costs in the development of any new properties acquired for development by us or our partners may delay and harm our growth prospects, future operating results and financial condition.
●	Government regulators and utilities may potentially restrict the ability of electricity suppliers to provide electricity to AI data centers or AI services generally.
●	We may fail to anticipate or adapt to technology innovations in a timely manner, or at all.
●	We have never paid cash dividends on our capital stock, and we do not anticipate paying dividends in the foreseeable future.
●	Anti-takeover provisions contained in our governing documents and applicable laws could impair a takeover attempt.
●	Our stock price may be volatile, and you may not be able to sell shares of our common stock at or above the price at which you purchased such shares.
●	If we fail to comply with the continued listing requirements of Nasdaq, we would face possible delisting, which would result in a limited public market for our shares, limit our ability to access existing liquidity facilities and make obtaining future financing more difficult for us.
●	Stockholders may experience dilution of their ownership interest due to future issuances of shares of our common stock.
●	Sales of shares of our common stock, or the perception of such sales, by us or our significant stockholders in the public market or otherwise could cause the market price for shares of our common stock to decline.

iv

PART I

Item 1 Business

Overview

Our business strategy combines concepts from fractional jet and charter jet programs with innovations in artificial intelligence, also referred to herein as “AI.”

We formed our company on June 4, 2018. We developed and, in September 2019, launched our booking platform represented by our iOS app Jet Token, which originally functioned as a prospecting and quoting platform to arrange private jet travel with third party carriers. Following our acquisition of HondaJets, we began selling jet cards and fractional ownership interests in our aircraft. In 2023, we launched an AI-enhanced booking app called CharterGPT. Beginning in 2023, we launched our Jet.AI Operator Platform to provide a business-to-business (“B2B”) software platform for software-as-a-service (“SaaS”) products. Currently we offer the following SaaS software to aircraft owners and operators generally:

●	Reroute AI: recycles aircraft waiting to return to base into prospective new charter bookings to destinations within specific distances; and

●	DynoFlight: enables aircraft operators to estimate aircraft emissions then purchase carbon removal credits via our DynoFlight API.

We have also established a specific version of a private jet by-the-seat booking tool for the Las Vegas Golden Knights professional ice hockey team and Great Western Air, LLC (DBA Cirrus Aviation Services, LLC) (“Cirrus”) via 380 Software LLC. 380 Software LLC is a by-the-seat charter joint venture between us and Cirrus.

Our strategy historically has involved expanding our fleet of aircraft with larger aircraft capable of traveling longer distances, developing a national jet card program based on third party aircraft, further enhancing the AI functionality of CharterGPT, and expanding upon our B2B software offerings. Our strategy currently involves further enhancing the AI functionality of Ava, our agentic AI model, and CharterGPT, and expanding upon Reroute AI and DynoFlight.

During 2025, we began executing a strategic transformation to become a pure-play AI data center infrastructure company. This strategic pivot was driven by significant growth in demand for high-performance computing infrastructure to support artificial intelligence workloads.

Potential Sale of Aviation Business Assets

On February 13, 2025, we entered into an Agreement and Plan of Merger and Reorganization (the “Original Merger Agreement”) with flyExclusive, Inc. (“flyExclusive”), FlyX Merger Sub, Inc., a wholly owned subsidiary of flyExclusive (“Merger Sub”), and Jet.AI SpinCo, Inc., a wholly owned subsidiary of the Company (“SpinCo”). On May 6, 2025, the parties entered into an Amended and Restated Agreement and Plan of Merger and Reorganization (as subsequently amended, the “Merger Agreement”). Pursuant to the Merger Agreement, (i) as a condition to closing on the Merger Agreement, we will distribute all of the shares of SpinCo, on a pro rata basis, to our stockholders (the “Distribution”), (ii) Merger Sub will merge with and into SpinCo (the “Merger” and, together with the Distribution and all other transactions contemplated under the Merger Agreement, the “Transactions”) with SpinCo surviving the Merger as a wholly owned subsidiary of flyExclusive, and (iii) as consideration for the Merger, our existing stockholders will have the right to receive shares of Class A common stock of flyExclusive. Additionally, our stockholders will continue to own and hold their existing shares of our common stock as of closing of the Merger.

The Merger Agreement amends, restates, replaces and supersedes the Original Merger Agreement in its entirety. Except as follows, the material terms of the Transactions were unchanged in the Merger Agreement. The Merger Agreement, among other things, amended the Original Merger Agreement to provide that eighty percent of the merger consideration shares will be issued upon the closing, and twenty percent of the merger consideration shares will be held in reserve by flyExclusive until a final post-closing purchase price is determined. Once the final post-closing purchase price is determined, flyExclusive will only issue additional merger consideration shares from the reserve on a dollar for dollar basis up to the lesser of the final purchase price and the initial purchase price.

On February 11, 2026, the parties entered into an amendment to the Merger Agreement (the “Amendment”), which (i) eliminates the closing condition that would have required us to execute a new securities purchase agreement with a third-party investor, pursuant to which we would have issued the investor a warrant to purchase up to $50 million worth of shares of a newly-designated series of preferred stock, and (ii) provides us with the ability to explore and negotiate potential post-closing strategic transactions, provided that any such transaction must be conditioned upon the closing of the Transactions and consummated after the closing of the Transactions.

In connection with executing the Original Merger Agreement, we, SpinCo, and flyExclusive entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”), pursuant to which we will transfer the business, operations, services and activities of our fractional and jet card business to SpinCo (the “Separation”) and consummate the Distribution. After the Separation and Distribution, we will no longer operate a fractional or jet card business. We will continue to operate and retain our software and intellectual property assets, but will cease to hold our aircraft fractional, jet card and management assets. The Transactions are subject to various conditions to closing, including the receipt of stockholder approval and are expected to close during the first or second quarter of 2026.

Joint Venture and Contribution Agreements

On June 26, 2025, we entered into a Joint Venture Agreement (the “JV Agreement”) with Consensus Core Technologies Inc. (“Consensus Core”) pursuant to which we and Consensus Core agreed to establish a joint venture allowing us to collaborate in developing data centers. In furtherance of this collaboration, we entered into a Contribution Agreement (the “Contribution Agreement”) with Consensus Core and Convergence Compute LLC, a Delaware limited liability company and the joint venture entity contemplated by the JV Agreement (“Convergence Compute”), on July 2, 2025. Pursuant to the Contribution Agreement, we contributed $300,000 to Convergence Compute at the first closing of the transactions contemplated by the JV Agreement and acquired a 0.5% equity interest in Convergence Compute. Ultimately, we have agreed to contribute up to an aggregate $20 million to Convergence Compute in five tranches that are each tied to specific project development milestones.

On November 7, 2025, we announced that the milestones associated with the second closing—including the contribution by Consensus Core of all equity interests of its data center project located in Midwestern Canada (the “Midwest Project”) to Convergence Compute—had been substantially completed and we have since contributed the $1.7 million in connection with the second milestone. As a result, we and Consensus Core each received a 17.5% equity interest in the Midwest Project and we received an additional 0.5% equity interest in Convergence Compute.

In connection with the third closing under the Contribution Agreement, Consensus Core will contribute all equity interests in its data center project located in Maritime Canada (the “Maritime Project”) to Convergence Compute. As a result of this contribution, we and Consensus Core each will receive a 17.5% equity interest in the Maritime Project and we will receive an additional 0.5% equity interest in Convergence Compute. If all five closings contemplated by the Contribution Agreement occur, we will receive hold an aggregate equity interest of 2.5% of Consensus Core, an equity interest of 17.5% in the Midwest Project, and an equity interest of 17.5% in the Maritime Project.

Anticipated Projects

Midwest Project

The joint venture is developing a data center campus in Midwestern Canada, to expand its portfolio of high-capacity, sustainable data infrastructure. The location sits adjacent to a natural gas pipeline in North America, historically intended to support the now-canceled Keystone Pipeline. This pipeline transports Alberta gas eastward and includes the Emerson line.

The site connects directly to a 115 kV transmission line tied to a main generation aggregation point. This line terminates at a pad owned by Hydro. The site already hosts a 2 MVA transformer, switchgear, and a package substation capable of supporting a 15 MW load. This infrastructure is in place and operational, the result of zoning changes (from agricultural to industrial) and regulatory approvals. A small proof-of-concept data center is currently installed and tested on-site, housing approximately 2 MW of capacity. Although idle, the infrastructure is active.

Maritime Project

The joint venture is developing a high-capacity data center campus in Maritime Canada. Strategically positioned to capitalize on the region’s energy infrastructure and sustainability potential the Maritime Project aims to address the escalating demand for cloud computing, artificial intelligence, and digital infrastructure across North America.

The Maritime Project benefits from immediate access to 40 megawatts of substation capacity, that would be expected to enable operations to commence promptly upon development. The site is expected to scale to 100 megawatts in the near term, with long-term plans to exceed 1 gigawatt, which at that scale would position the site as a major hub for hyperscale data center operations. Located alongside an established large-scale critical energy hub, the campus has access to substantial natural gas resources, increasing the probability of reliable and cost-effective power delivery. Additionally, the site is adjacent to 10,000 acres of developable land earmarked for future green energy production expansion.

Recent Events

Proposed Moapa, Nevada Data Center

On December 23, 2025, we announced a planned joint venture with for a 50-megawatt data center campus in Moapa, Clark County, Nevada, on approximately 20 acres. The site is adjacent to a remediated coal plant (now a 200MW battery storage facility) with access to electric transmission, natural gas, fiber, water, and transportation infrastructure. If successfully implemented, and subject to the execution of definitive agreements, completion of diligence, and satisfaction of customary conditions, we expect to commit approximately $10 million over two years, with certain economic incentives to be allocated approximately 70% to us and 30% to our joint venture partner. We entered into a non-binding term sheet with respect to the joint venture in December 2025 and currently expect to enter into definitive agreements in the first or second quarter of 2026.

Nasdaq Compliance

On February 6, 2026, we received a notification letter from the Listing Qualifications Department of Nasdaq (the “Notice Letter”) stating that we are not in compliance with Nasdaq Listing Rule 5450(a)(1), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days (the “Minimum Bid Price Requirement”). The Notice Letter has no immediate effect on the listing or trading of our common stock. We have 180 calendar days, or until August 45, 2026 (the “Initial Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. In the event we do not regain compliance with the Minimum Bid Price Requirement during the Initial Compliance Period, we may be eligible for an additional 180-calendar day compliance period (the “Additional Compliance Period”) if, at that time, we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement.

At the 2025 annual meeting of stockholders the Company received stockholder approval to effect a reverse stock split of our issued and outstanding shares of common stock at a ratio of up to 1-for-250. Should we not regain compliance with the Minimum Bid Price Requirement during the Initial Compliance Period or the Additional Compliance Period, if applicable, we expect to effect such a reverse stock split in a sufficient ratio so as to cause us to regain compliance with the Minimum Bid Price Requirement. Although we believe that we will be able to regain compliance with the Minimum Bid Price Requirement, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement, satisfy the requirements necessary for eligibility for an Additional Compliance Period, or maintain compliance with any other listing requirements.

Our Aircraft Operations

In July 2021, we leased a HondaJet aircraft under a short-term lease arrangement, which terminated in February 2022, to accelerate our aircraft operations and sales of jet card memberships. We previously acquired four HondaJet Elite aircraft under our 2020 purchase agreement with Honda Aircraft Company, LLC (“Honda Aircraft Company”), discussed under “Our Aircraft” below, all four of which have been sold, but three of which remain part of our fleet, as discussed below. Cirrus is managing, operating, and maintaining our aircraft.

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

In addition to servicing members, fractional owners and third-party charter clients, we intend for our HondaJet Elites to be available to address unexpected cancellations or delays on brokered charters. Unlike most of our brokerage competitors, as well as many business jet management companies which require owner approval before their aircraft can be used for third party charter, we believe maintaining a fleet of readily available aircraft to back fill third party charter services provides more reliability and is an attractive selling point for potential clients.

In 2022, we entered into agreements with Cirrus under which we sell jet cards for Cirrus’s aircraft, for a commission for sales and client management services, and we make Cirrus’s aircraft available to our customers for charter bookings at preferred rates and with certain service guarantees. As a result, our jet card members and charter customers have access to twenty of Cirrus’s aircraft in the light, mid, super-mid, heavy, and ultra-long-range categories, comprising the following aircraft: CJ3+, CJ4, Lear 45XR, Citation XLS+, Lear 60, Hawker 900XP, Challenger 300, Challenger 604, Falcon 900EX, Challenger 850, Gulfstream V and Gulfstream G550.

In the fourth quarter of 2022, we launched the Onboard Program to allow aircraft owners to contribute their aircraft to our charter and jet card inventory. The Onboard Program requires one month FAA conformity of aircraft onto the Cirrus Part 135 certificate, a one-week pilot recertification course for charter operation and execution of a limited management agreement. We currently have one Cessna Citation Jet CJ4 aircraft (“Citation CJ4 Gen 2”) and one Beechcraft Super King Air B300 (350I) aircraft (“King Air 350i”) managed pursuant to our OnBoard Program.

Our Software Platforms

Our Booking Platform – CharterGPT

Our booking platform displays a variety of options across private aircraft types in addition to the pricing of our own aircraft, with a range of prices drawn from a list of thousands of aircraft for hire. We offer users the ability to request a jet and to simultaneously task us with seeking a lower-cost otherwise superior alternative. CharterGPT is directly connected via our application programming interface (API) to Avinode, the major centralized database in private aviation. Through Avinode we can electronically and automatically correspond with operators of private jets who have posted their aircraft for hire. We envision a time when CharterGPT draws upon resources other than Avinode for private aircraft inventory, in particular we contemplate a connection between the inventory found in Reroute AI and CharterGPT.

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

Our Agentic AI Model –Ava

In late 2024 we announced the launch of our agentic AI model, “Ava,” that books private jets. Through Ava, customers can book private jets by calling or texting a toll-free number where the AI provides real-time aircraft availability, transparent pricing, and expert guidance to help users select the perfect jet for their intended journey. For those who prefer texting, Ava enables full conversational experience via SMS, responding to inquiries, sharing details, and providing a direct link to the CharterGPT app for seamless trip management. The AI is intended to ensure every customer receives a personalized and efficient experience, whether they’re seasoned flyers or first-time travelers.

Jet.AI Operator Platform

Jet.AI provides and continues to develop a B2B software platform for a suite of SaaS products termed “Jet.AI Operator Platform” which currently consists of:

Reroute AI

In 2024 we launched Reroute AI. Reroute AI software is web based and enables FAA Part 135 operators to earn revenue on otherwise empty flight legs. When prompted with basic travel itinerary information such as city pair and date of travel, Reroute AI searches its database of empty flight legs and proposes novel combinations of those legs that meet these constraints it has been given. Its database of empty flight legs comes from API integrations with certain other databases and a ChatGPT enhanced scrape of publicly available empty leg lists published by Part 135 operators. An operator may upload its own aircraft tail numbers and empty leg list if for any reason one or both have not already been uploaded into the system. We generate revenue from Reroute AI when an operator wishes to book an itinerary proposed by the software that involves the use of aircraft outside that operator’s fleet. In that instance, we act as broker to the operator using Reroute AI’s proposed itinerary and a human in the loop to negotiate the new pricing and new routing of the third party operator’s aircraft.

DynoFlight

DynoFlight is a software API that we launched at the end of 2023. It enables aircraft operators to track and estimate emissions and then purchase carbon offset credits. DynoFlight offers small to medium sized operators a way to begin tracking and offsetting their carbon credits with advanced estimation techniques, compliant practices, and quality credits at prices usually only accessible to operators working at a much larger scale that are buying in bulk. In February, 2024, we announced a collaboration with FL3XX, a web and app-based aviation management platform, to introduce the DynoFlight carbon offset platform to FL3XX customers. We believe the DynoFlight API may offer an advantage even to large organizations that wish to manage working capital more efficiently (i.e. pay as they fly instead of buying in bulk). We are currently in the process of integrating the DynoFlight API with the FL3XX systems. We believe that, once the DynoFlight API has been integrated with FL3XX and future customers, it will generate monthly and usage-based revenues with modest operating costs limited to server administration and maintenance of the code base.

AI Data Centers

With our announcement of the potential sale of our fractional and jet card business assets, we also announced our entry into the AI infrastructure space and have entered into the JV Agreement for our first 50-megawatt project as part of a new twenty-acre campus. Consensus Core is a Vancouver-based provider of high-performance graphics processing unit infrastructure and AI cloud services. The joint venture is expected to develop two hyperscale data center campuses - one located in Manitoba Canada and the other in Maritime Canada - with a combined power capacity target of approximately 1.5 gigawatts. The Midwest Project currently has 2 megawatts of capacity live and is expected to reach 100 megawatts within 12 months, while the Maritime Project is expected to begin with 40 megawatts and scale to over 1 gigawatt.

Under the JV Agreement and Contribution Agreement, on July 2, 2025, we contributed $300,000 to Convergence Compute and acquired a 0.5% equity interest in Convergence Compute. We have invested additional $1.7 million securing a 17.5% equity interest in the Midwest Project, and plan to invest an additional $2 million at a later date to obtain a 17.5% equity interest in the Maritime Project. We will have the option to complete the fourth and fifth closings under the Contribution Agreement, which would result in us having contributed an aggregate of $20 million if all five closings are consummated. The project development milestones and additional cash contributions that we have agreed to contribute or have the option of contributing are outlined in the table below.

Closing Event	Midwest Milestones	Maritime Milestones	Contribution Amount

Initial(1)	Signing Definitive Agreement.	Signing Definitive Agreement.	$300,000

Second(2)	The contribution by Consensus Core as set forth in the Contribution Agreement. The release of any mortgage liens on the property owned by the Midwest Project. The execution by Convergence Compute of a letter of intent to acquire at least 100 additional acres of property adjacent or proximate to the existing property owned by the Midwest Project.	Completion of Jet.AI inspection.	$1,700,000

Third	The submission by Convergence Compute of a Transmission Power Load Study application with respect to the Midwest Project. Confirmation from natural gas utility or other supplier or reseller that they are willing to supply sufficient flow to operate up to the six proposed turbines.	The contribution by Consensus Core as set forth in the Contribution Agreement. Execution of a letter of intent by Convergence Compute with a power producer to acquire power from their proposed wind farm for use by the Maritime Project (the “Wind Power Project”).	$2,000,000

Fourth	Obtaining of any necessary environmental permits or studies. Delivery of site plans for establishment of utility/energy generation to the Midwest Project property, including any gas lines.	Obtaining of any necessary environmental permits or studies. Delivery of site plans for establishment of utility/energy generation to the Maritime Project property, including any gas lines. Execution of a definitive agreement with respect to the Wind Power Project.	$4,000,000

Fifth	Execution of a hyperscale tenant letter of intent or execution of letter of intent for project financing to self-fund the Midwest Project. Execution of letter of intent or purchase order to acquire up to six turbines.	Execution of a hyperscale tenant letter of intent or execution of letter of intent for project financing to self-fund the Maritime Project.	$12,000,000
Total			$20,000,000

(1) The initial closing occurred on July 2, 2025.

(2) On November 7, 2025, we announced that the milestones associated with the second closing had been substantially completed, and the parties subsequently completed that closing in January 2026 following the Company’s funding of this milestone.

The joint venture is structured to generate recurring cash flow from our equity interests and offer potential capital appreciation, aligning with our long-term strategy to become a leading developer of AI infrastructure. The projects feature access to large-scale power infrastructure, including transmission lines, natural gas pipelines, and proximity to hydroelectric sources, positioning them for scalable and sustainable growth in the rapidly evolving AI compute market.

AI Infrastructure Acquisition Corp.

We hold an approximate 49.9% ownership interest in AIIA Sponsor Ltd., the sponsor of AI Infrastructure Acquisition Corp. (NYSE: AIIA) (“AI Acquisition”), a special purpose acquisition company focused on opportunities in the broader AI infrastructure sector. On October 3, 2025, AI Acquisition completed an initial public offering of 13.8 million units at $10.00 per unit, raising $138 million in gross proceeds. Through our interest in the sponsor, we have an indirect interest in approximately 2.3 million Class B ordinary shares of AI Infrastructure, approximately 132,000 Class A ordinary shares of AI Infrastructure, and approximately 132,000 private placement rights, with each right entitling the holder to receive one-fifth (1/5) of one Class A ordinary share of AI Infrastructure .

Strategy

Aircraft Operations

Having purchased and sold four HondaJet Elite aircraft, three of which remain part of our fleet, as discussed below, we previously planned to gradually expand our fleet with larger light jet and super-mid-size aircraft. In October 2024, we entered into an aircraft purchase agreement with Textron Aviation Inc. (“Textron”), for the purchase of three Citation CJ4 Gen 2 aircraft. In August 2025, we replaced our three orders for Citation CJ4 Gen 2 aircraft with three orders for Citation CJ3 aircraft. The aircraft are currently expected to be delivered in 2027. Upon delivery, the jets would, in turn, be managed by Cirrus and listed on their Part 135 certificate. Customers who purchase fractional interest in these jets would be expected to make a down payment and progress payments, consistent with fractional industry norms.

Because all major manufacturers of larger cabin aircraft such as Gulfstream, Falcon, Bombardier, Embraer, and Textron each have one to three year waiting lists for purchasing an aircraft, many of our fractional competitors can only pre-sell, and remain otherwise unable to offer the related service. Our strategy is to allow customers, in advance of delivery, to fly on Cirrus’s managed aircraft. In return the customer would pay a monthly management fee (MMF) and an occupied hourly fee (OHF) at rates substantially similar to those for their Citation CJ3.

The above description of our aircraft operations strategy assumes that our current operations will remain the same. However, if we consummate the proposed Transactions pursuant to the Merger Agreement with flyExclusive, we will transfer the business, operations, services and activities of our fractional and jet card business to SpinCo and will no longer operate a fractional and jet card business.

Artificial Intelligence

We operate CharterGPT, our enhanced booking app, in the iOS and Android stores. The app functions as a prospecting and quoting tool for those interested in chartering a private jet. We released CharterGPT in 2023 to automate much of the manual labor in charter bookings for all of the steps between a customer’s firm indication of interest and their arrival at ultimate destination. In late 2024, we followed up with our agentic AI model, Ava. We believe this automation will enable us to scale charter activity with fewer persons than would be normally required. In particular, CharterGPT is designed to do the following: (1) intake travel requirements in natural language and then interact with customers to provide substantive replies and actionable suggestions with quality indistinguishable from an experienced charter professional; (2) power the content behind outbound calls to smaller charter operators to confirm electronic indications of interest communicated via the Avinode centralized booking database of private aircraft; (3) reconcile the natural language terms in a third party jet operator contract with the terms and conditions in the contract the customer signs with us; and (4) verify that payment for the charter has cleared.

In addition, in 2024, we incorporated the following AI-powered features into CharterGPT and Ava to offer a continually improving unique and personalized experience to customers:

Aircraft Recommendation Engine: This feature provides customers greater transparency and understanding of the characteristics of the aircraft that are available for their trips, making it easier for customers to make an informed decision regarding which aircraft to book. The recommendation engine analyzes a list of available jets based on the traveler’s request, and considers factors such as budget, preferred aircraft size, age of aircraft, distance of the trip compared with non-stop/range capability, number of passengers, ages and weights of passengers and their respective bags compared with cargo capacity, basic take-off weight limitations, operator safety audit (Argus/Wyvern), cabin amenities such as a fully enclosed lavatory, WiFi availability and years since last interior refurbishment.

Customer service: This feature provides intelligent customer service by using natural language processing and machine learning algorithms to understand and respond to initial booking requests. Our management believes that untrained call center staff and brittle chat bots still characterize much of the customer facing experience today in the US. With the advent of AI, we believe that even for high ticket items, consumers will come to expect a natural language interface trained on terabytes of data that relate specifically to their respective purchases.

The back end of the CharterGPT app is expected to provide three features that may address the labor intensity (and hence scalability) of our charter brokerage business. First, each charter operator has its own form of legal contract for carriage and that contract must be reconciled with the terms found in the charter brokers’ agreement with the passenger. Our AI is expected to perform this reconciliation automatically, improving the speed to close with the client and reducing labor costs. Second, many charter operators do not initially respond to electronic requests delivered through the Avinode charter database that powers our app. Our generative chat AI is expected to perform outbound voice calls to prompt aircraft operators to respond to quotes we have requested via the web interface to their Avinode account. Third, we expect to develop our AI to integrate with Schedero (an Avinode based scheduling application) to generate a trip sheet for a given charter and then to further integrate with Stripe to invoice and confirm payment via credit card, wire, or ACH.

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

Sales and Marketing (Aircraft Operations)

Our marketing and advertising efforts are focused on high-net-worth individuals. We have observed that many first-time private flyers came to market beginning in 2020 in an effort to avoid commercial travel and thereby curtail their prospective exposure to COVID-19. We intend to continue to expand our marketing and advertising through the following channels: online marketing, television advertising and event marketing. Paid social media and search engine advertising drive our online marketing. In the past we have launched 15 and 30 second advertising spots that are targeted at high-net-worth individuals and corporate executives through several channels, including CNBC, Fox Business, and The Golf Channel, as well as online through Facebook and LinkedIn. We intend to expand social media and event marketing in particular, provided those meet our internal return targets. With respect to event marketing, we intend to have a presence at sporting events, business jet industry gatherings and company hosted aircraft static displays.

Our Aircraft

Our aircraft fleet consists of five aircraft – three HondaJet Elites, one Citation CJ4 Gen 2 aircraft and one King Air 350i aircraft. We acquired the three HondaJet Elites pursuant to a purchase agreement with Honda Aircraft Company for a multi-aircraft deal for four HondaJet Elites, all four of which have been sold, but three of which remain part of our fleet. One of the HondaJet Elites in our current fleet was sold and we now lease the aircraft from Western Finance Company. The other two HondaJet Elites in our current fleet were purchased and subsequently financed through the sale of all fractional interests in each of these aircraft. We now operate both of those HondaJet Elites. We also acquired an additional HondaJet Elite pursuant to the purchase agreement with Honda Aircraft Company, but we sold this aircraft in June 2022, after we determined, based on our internal financial and legal review, that the sale of the aircraft would offer a net benefit to our stakeholders. We do not operate this HondaJet Elite aircraft. The fourth and fifth aircraft in our current fleet - the Citation CJ4 Gen 2 aircraft and King Air 350i aircraft - are wholly owned by one of our customers who committed his aircraft to us via our Onboard Program for management and charter pursuant to our limited management agreement. Under the terms of our management agreement, which has a term of one year that automatically renews unless otherwise terminated by either party upon 30 days prior notice, the customer pays us a monthly management fee for services, including aircraft management services, flight crew services, such as pilot hiring, flight operations services, aircraft maintenance management and other administrative services.

As discussed in “Business – Strategy – Aircraft Operations” above, we have executed a fleet purchase agreement to acquire three Citation CJ3 aircraft from Textron Aviation, consisting of three firm orders. Upon delivery, the jets would in turn be managed by Cirrus and listed on their Part 135 certificate. Customers would be expected to make a down payment and progress payments, consistent with fractional industry norms.

We currently base our fleet at Harry Reid International airport in Las Vegas, NV, and may relocate the fleet based on seasonal travel patterns and the travel patterns of our membership.

Based on our experience, and in light of many of our competitors restricting charters on certain “blackout dates,” we estimate that thirty calendar days per year (due to holidays, major sporting events, etc.) it is extremely difficult to fly private without the guaranteed access provided by a jet membership program such as ours. We believe that the ability to safely offer guaranteed capacity, on demand, is one of the most important features one can deliver in private aviation. Also, possessing a dedicated fleet enables us to offer dynamic pricing to customers, which is attractive to online customers.

We have entered into several Executive Aircraft Management and Charter Services Agreements with Cirrus. Under these agreements, Cirrus provides management services to us with respect to the marketing, operation, maintenance and administration of our aircraft. Specifically, following the initial set-up services, Cirrus provides Flight Crew Services, including selection, training, employment and management of the pilots necessary for operating our aircraft; Flight Operation Services, including flight scheduling, following and support services; Aircraft Maintenance Services, including maintenance of the aircraft and/or management of maintenance of the aircraft performed by third parties, related maintenance support functions and the administration of the aircraft’s log books, manuals, data, records, reports and subscriptions; Administrative Services, including budgeting, accounting and reporting services; Facility Services, including providing and/or arranging for aircraft hangar and support facilities at the aircraft’s Operating Base and other locations at which the aircraft may be situated from time to time; and Insurance Services, including providing insurance policies for the aircraft.

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

The above description of our aircraft assumes that our current operations will remain the same. However, if we consummate the proposed Transactions pursuant to the Merger Agreement with flyExclusive, we will transfer the business, operations, services and activities of our fractional and jet card business to SpinCo and will no longer operate a fractional and jet card business.

Competition

Aircraft Operations:

The private air travel industry is extraordinarily competitive. We compete against other private jet charter and fractional jet companies. Established private jet brokerage and fractional companies include but are not limited to, NetJets, FlexJet, VistaGlobal (including JetSmarter powered by XO), SentientJet, WheelsUp, Nicholas Air, Executive Air Share, Plane Sense, One Sky Jets, StarJets, Jet Aviation, and Luxury Aircraft Solutions. All compete for passengers with a variety of pricing plans, aircraft types, blackout periods, booking terms, flyer programs and other products and services, including seating, food, entertainment and other on-board amenities.

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

AI Data Centers:

The AI data center infrastructure market is highly competitive and capital-intensive, characterized by rapidly growing demand for high-performance computing capacity to support artificial intelligence workloads. We compete with established hyperscale data center operators including Equinix, Digital Realty, CyrusOne, QTS Realty Trust, AirTrunk, Switch, CoreSite, CyrusOne, Compass Datacenters, Edgecore and CoreSite, as well as cloud service providers such as Amazon Web Services, Microsoft Azure, and Google Cloud that develop their own AI infrastructure. Additionally, we face competition from other emerging AI-focused infrastructure developers and private equity-backed data center platforms. Our competitors generally possess significantly greater financial resources, established customer relationships, operational scale, and technical expertise. As a new entrant with limited operating history in this sector, we are at a competitive disadvantage in terms of track record, access to capital, and ability to secure large-scale power allocations and customer commitments. However, our joint venture structure with Consensus Core, strategic site selection with access to substantial power infrastructure and renewable energy sources, and focus on purpose-built AI workload optimization may provide competitive differentiation as the market evolves.

Intellectual Property

We registered trademarks and related logos with the United States Patent and Trademark Office on our respective brand names, Jet Token, and Jet.AI. We have also purchased the domain names, jettoken.com and jet.ai, operating our website under those domains. We are the sole owner of the intellectual property rights in and to the software code underlying CharterGPT and the software code underlying our Jet.AI Operator Platform offerings.

Employees

As of March 6, 2026, we have nine employees (seven full-time and two part-time), including our Executive Chairman and Interim Chief Executive Officer, our Interim Chief Financial Officer, our Chief Operating Officer, our Chief Technology Officer and our Chief Marketing Officer.

Regulation

Regulations Applicable to the Operation of Our Aircraft

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

U.S. Federal Aviation Administration (“FAA”)

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

U.S. Transportation Security Administration (“TSA”)

The TSA is responsible for oversight of passenger and baggage screening, cargo security measures, airport security, assessment and distribution of intelligence and security research and development. Air carriers are subject to TSA mandates and oversight in connection with screening passenger identities and screening baggage. TSA regulations governing passenger identification, which we will apply at the time of purchase as well as at the time of travel, requires all passengers to provide identification using a valid verifying identity document. In addition, all passengers must provide their full name, date of birth, and gender, which is screened against the travel ban watch list in effect at the time of initial screening and at the time of travel.

All air carriers are also subject to certain provisions of the Communications Act of 1934 because of their extensive use of radio and other communication facilities and are required to obtain an aeronautical radio license from the Federal Communications Commission, or the FCC.

U.S. Customs and Border Protection (“CBP”)

CBP, also an agency of DHS, is the principal regulator of customs and immigration matters affecting the aviation industry and enforcer of certain public health matters affecting the aviation industry. Whenever our air carrier operations include an international flight segment, we must provide CBP with an advance disclosure of passenger information, facilitate CBP’s inspection of baggage and help ensure the proper disposal of any foreign-originating refuse on the aircraft. CBP also oversees entry and clearance into the U.S., including with respect to exports and imports, and issues landing rights approvals for aircraft arriving in the U.S. from abroad.

U.S. Environmental Protection Agency (“EPA”)

The EPA is the principal federal environmental regulator. In January 2021, the EPA promulgated new rules relating to the greenhouse gas emissions from carbon fuels used in aircraft engines for aircraft manufactured or in-production on or after January 1, 2028. This will likely bring about a change in future aircraft engine designs and approvals and eventually require replacement of engines in future years. This area of regulation is not settled. It still is subject to change based on domestic and international laws and standards intended to address global environmental issues, making it impossible to say how such developments might impact our business in the future. Our costs of complying with environmental laws were insignificant for the years ended December 31, 2025 and 2024.

Local Airport Authorities

The vast majority of airports where we fly are owned and operated by state and local government entities. These airport authorities claim the right to impose certain safety, security and other regulations so long as they do not conflict with U.S. federal law. Airport authorities also have extensive property rights that empower them to impose conditions on leasing and using airport facilities. The terms on which an airport authority might lease or allow use of its property (or other property and services at an airport) can, at times, be on terms less favorable than would be customary for real estate or other transactions outside of an airport environment.

These regulatory authorities have the ability to stop a part or all of our business and flight operations such as by suspending or revoking our certifications or other authorizations. They also have the ability to impose monetary fines and other civil penalties and to make referrals for criminal prosecution. These actions may occur with little or no notice, depending on the circumstances as perceived by the regulators in their discretion.

Regulations Applicable to AI Data Center Operations

Our current and prospective AI data center projects and operations are subject to extensive federal, state, provincial, and local regulations. At the federal level, the EPA regulates air emissions, waste disposal, and hazardous materials handling, while the Federal Energy Regulatory Commission oversees interstate electricity transmission and wholesale power markets. Our Canadian projects are subject to provincial environmental agencies and energy regulators in their respective jurisdictions. Interconnection to electrical grids requires compliance with North American Electric Reliability Corporation standards and approval from regional transmission organizations or independent system operators. Data center operations must comply with state and provincial public utility commission regulations governing large power consumers, including potential demand response requirements and time-of-use rate structures. Facilities in which we have an interest, or that we may own and operate, are subject to local building codes, zoning ordinances, land use restrictions, and permitting requirements. Water usage for cooling systems may be subject to allocation limits and discharge permits under the Clean Water Act in the U.S. and comparable provincial legislation in Canada. We (and / or our joint venture partners) must also comply with data privacy and cybersecurity regulations, including sector-specific requirements that may apply to customers utilizing our infrastructure.

The regulatory landscape for AI data centers continues to evolve. Federal and state regulators are increasingly scrutinizing the energy consumption of data centers, with potential future requirements for energy efficiency standards, renewable energy usage mandates, and greenhouse gas emission reporting or limitations. Several jurisdictions are considering or implementing AI-specific regulations that could impose compliance obligations on infrastructure providers. Water scarcity concerns in certain regions may result in stricter consumption limits or cooling technology requirements. Grid operators may impose additional interconnection requirements or curtailment obligations as data center demand grows. The regulatory environment in both the U.S. and Canada remains uncertain, and changes in environmental policy, energy regulation, or AI governance could materially impact our development timelines, operating costs, and competitive position.

Properties

We lease space for our corporate headquarters in Las Vegas, Nevada, consisting of office space and the use of shared conference facilities. We believe this leased office is in satisfactory condition and is suitable for the conduct of our business.

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

Risks Related to Our Business

We may not have sufficient funds to sustain our business until (if ever) we become profitable (if ever) and may not be able to obtain additional capital when desired, on favorable terms or at all. If we are unsuccessful in securing additional sources of capital, we may not be able to continue as a going concern.

We depend on funds from our operations, proceeds from our financing arrangements and additional fundraising in order to sustain our ongoing operations. To date, we have suffered recurring losses from operations and have a significant accumulated deficit. As a result of these recurring losses from operations and the need for additional capital, there is substantial doubt about our ability to continue as a going concern. Therefore, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in our report on our audited financial statements for the year ended December 31, 2025. Note 2 to the consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, included a similar qualification regarding our ability to continue as a going concern. Our financial statements have been prepared in accordance with GAAP, which contemplates that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

The industry and markets in which we focus and intend to focus make are difficult to evaluate, enter, and remain competitive. We expect that we will need to make continued investments in our projects, as well as in equipment, facilities and technology. We also anticipate that we will need to invest substantial capital to pursue certain business opportunities in sectors that are complementary to AI-focused business operations, continue technology and product development, and fund working capital for anticipated growth. If we do not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs, we may need additional financing to implement our business strategy.

We expect that we will need to raise additional capital in the future to continue to operate, fund expansion, respond to competitive pressures, potentially acquire complementary assets, businesses or technologies, or take advantage of unanticipated opportunities. We may seek to do so through public or private financing, strategic relationships or other arrangements. Our ability to secure any required financing will depend in part upon prevailing capital market conditions and business success. There can be no assurance that we will be successful in our efforts to secure any additional financing on terms satisfactory to us or at all. If we are unable to obtain sufficient amounts of additional capital, we may need to reduce the near-term scope of our planned development and operations, which could delay implementation of our business plan—thereby harming our business, financial condition and operating results. In such circumstances, we may have to significantly reduce our operations or delay, scale back or discontinue the development of one or more of our products or services, seek alternative financing arrangements, declare bankruptcy or terminate our operations entirely.

In addition, even if we are able to obtain additional financing on satisfactory terms, we cannot predict the size of future issuances of shares of our common stock or securities convertible into shares of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the price of our shares of common stock. We may not accurately anticipate how quickly we may use our funds and whether these funds are sufficient to bring the business to profitability. Furthermore, raising additional capital through the issuance of equity securities may reduce the percentage ownership of our existing stockholders and such existing stockholders may experience additional dilution in net book value per share. Any such newly-issued equity securities may also have rights, preferences or privileges senior to those of the holders of shares of our common stock.

If we raise additional funds through the incurrence of indebtedness, such indebtedness may involve restrictive covenants that impair our ability to pursue our growth strategy and other aspects of our business plan, expose us to greater interest rate risk and volatility, and require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital and capital expenditures, increasing our vulnerability to general adverse economic and industry conditions, placing us at a competitive disadvantage compared to our competitors that have less debt, and limiting our ability to borrow additional funds. In connection with any such future capital raising transactions, whether involving the issuance of equity securities or the incurrence of indebtedness, we may be required to accept terms that restrict our ability to raise additional capital for a period of time, which may limit or prevent us from raising capital at times when it would otherwise be opportunistic to do so.

We are an early-stage company with a limited operating history.

We have a limited history upon which to evaluate our performance and future prospects. Our current and proposed operations are subject to all business risks associated with newer enterprises. These include likely fluctuations in operating results as we react to developments in our markets, difficulty in managing our growth, and the entry of competitors into our markets. We have incurred net losses to date and anticipate continuing net losses for the foreseeable future. We cannot assure you that we will be profitable in the foreseeable future or generate sufficient profits to pay dividends. If we achieve profitability, we cannot be certain that we will be able to sustain or increase such profitability. We have not consistently generated positive cash flow from operations and cannot be certain that we will be able to generate positive cash flow from operations in the future. To achieve and sustain profitability, we must accomplish numerous objectives, including broadening and stabilizing our sources of revenue. Accomplishing these objectives may require significant capital investments. We cannot assure the achievement of these objectives.

We may not be able to successfully implement our growth strategies.

Our growth strategies include, among other things, expanding our addressable market by opening up private aviation to non-members through our marketplace, expanding into new domestic markets, pursuing new opportunities in the AI sector, and developing adjacent (or complementary) businesses, including, but not limited to, developing and operating AI data centers. We face numerous challenges in implementing our growth strategies, including our ability to execute on market, business, product/service and geographic expansions. Our strategies for growth are dependent on, among other things, our ability to expand existing products and service offerings and launch new products and service offerings. Although we devote significant financial and other resources to the expansion of our products and service offerings, our efforts may not be commercially successful or achieve the desired results. Our financial results and our ability to maintain or improve our competitive position will depend on our ability to effectively gauge the direction of our key marketplaces and successfully identify, develop, market and sell new or improved products and services in these changing marketplaces. Our inability to successfully implement our growth strategies could have a material adverse effect on our business, financial condition and results of operations and any assumptions underlying estimates of expected cost savings or expected revenues may be inaccurate.

Our operating results have been, and are expected to continue to be, difficult to continue to predict based on a number of factors that also will affect our long-term performance.

We expect our operating results to fluctuate significantly in the future based on a variety of factors, many of which are outside our control and difficult to predict. As a result, period-to-period comparisons of our operating results may not be a good indicator of our future or long-term performance. The following factors may affect us from period-to-period and may affect our long-term performance:

●	we may fail to successfully execute our business, marketing and other strategies;

●	our ability to grow complementary products and service offerings may be limited, which could negatively impact our growth rate and financial performance;

●	we may be unable to attract new customers and/or retain existing customers;

●	we will require additional capital to finance strategic investments and operations, pursue business objectives and respond to business opportunities, challenges or unforeseen circumstances, and we cannot be sure that additional financing will be available;

●	our historical growth rates may not be reflective of our future growth;

●	our business and operating results may be significantly impacted by general economic conditions, the health of the U.S. aviation and data center industries and associated risks;

●	litigation or investigations involving us could result in material settlements, fines or penalties and may adversely affect our business, financial condition and results of operations;

●	existing or new adverse regulations or interpretations thereof applicable to the aviation and data center industries may restrict our ability to expand or to operate our business as intended and may expose us to fines and other penalties;

●	the occurrence of geopolitical events such as war, terrorism, civil unrest, political instability, environmental or climatic factors, natural disaster, pandemic or epidemic outbreak, public health crisis and general economic conditions may have an adverse effect on our business;

●	some of our potential losses may not be covered by insurance, and we may be unable to obtain or maintain adequate insurance coverage; and

●	we are potentially subject to taxation-related risks in multiple jurisdictions, and changes in tax laws could have a material adverse effect on our business, cash flow, results of operations or financial condition.

Our business is primarily focused on certain targeted geographic regions, making it vulnerable to risks associated with having geographically concentrated operations.

Our historic customer base is primarily concentrated in the southwestern region of the United States. As a result, our business, financial condition and results of operations are susceptible to regional economic downturns and other regional factors, including state regulations and budget constraints and severe weather conditions, catastrophic events or other disruptions. As we seek to expand in our existing markets, opportunities for growth within these regions will become more limited and the geographic concentration of our business may increase.

Our business and reputation rely on, and will continue to rely on, third parties.

We have relied on a third-party app developer to develop the initial versions of our app and we may continue to rely on third parties for future development of portions of any new or revised app. In place of a third-party app developer, we rely both on internal development and freelance contractors supervised by our Chief Technology Officer. We intend to continue to build our internal development team and to gradually decrease our reliance on external contractors for app development. If there were delays or complications in the further development of our app, this might result in difficulties that include, but are not limited to, the following:

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

We also rely heavily on our existing operating partner, Cirrus, to maintain and operate our aircraft for charter services and we rely on third party operators when our clients book flights through our platform with those operators. The failure of these third parties to perform these roles properly may result in damage to our reputation, loss of clients, potential litigation and other costs. We may also experience delays, defects, errors, or other problems with their work that could have an adverse effect on our results and our ability to achieve profitability.

We rely on third-party Internet, mobile, and other products and services to deliver our mobile and web applications and flight management system offerings to customers, and any disruption of, or interference with, our use of those services could adversely affect our business, financial condition, results of operations, and customers.

Our technology platform’s continuing and uninterrupted performance has been critical to our success. That platform is dependent on the performance and reliability of Internet, mobile, and other infrastructure services that are not under our control. While we have engaged reputable vendors to provide these products or services, we do not have control over the operations of the facilities or systems used by third-party providers. These facilities and systems may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, human error, terrorist attacks, power outages, pandemics, and similar events or acts of misconduct. In addition, any changes in one of our third-party service provider’s service levels may adversely affect our ability to meet the requirements of our customers. While we believe we have implemented reasonable backup and disaster recovery plans, we have experienced, and expect that in the future we will experience, interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, capacity constraints, or external factors beyond our control. Sustained or repeated system failures would reduce the attractiveness of our offerings and could disrupt our customers’ businesses. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand our products and service offerings. Any negative publicity or user dissatisfaction arising from these disruptions could harm our reputation and brand, may adversely affect the usage of our offerings, and could harm our business, financial condition and results of operation.

We rely on third parties maintaining open marketplaces to distribute our mobile and web applications.

The success of CharterGPT relies in part on third parties maintaining open marketplaces, including the Apple App Store and Google Play, which make our app available for download. We cannot be assured that the marketplaces through which we distribute CharterGPT will maintain their current structures or that such marketplaces will not charge us fees to list CharterGPT for download.

We may be unable to adequately protect our intellectual property interests or may be found infringing on the intellectual property interests of others.

Our intellectual property may include trademarks, domain names, website, mobile and web applications, software (including our proprietary algorithms and data analytics engines), copyrights, trade secrets, and inventions (whether or not patentable). We believe that our intellectual property plays an important role in protecting our brand and the competitiveness of our business. If we do not adequately protect our intellectual property, our brand and reputation may be adversely affected and our ability to compete effectively may be impaired.

We protect our intellectual property through a combination of trademarks, domain names and other measures. We have registered our trademarks and domain names that we currently use in the United States. Our efforts may not be sufficient or effective. Further, we may be unable to prevent competitors from acquiring trademarks or domain names that are similar to or diminish the value of our intellectual property. In addition, it may be possible for other parties to copy or reverse engineer our applications or other technology offerings. Moreover, our proprietary algorithms, data analytics engines, or other software or trade secrets may be compromised by third parties or our employees, which could cause us to lose any competitive advantage we may have from them.

In addition, our business is subject to the risk of third parties infringing our intellectual property. We may not always be successful in securing protection for, or identifying or stopping infringements of, its intellectual property and we may need to resort to litigation in the future to enforce our rights in this regard. Any such litigation could result in significant costs and a diversion of resources. Further, such enforcement efforts may result in a ruling that our intellectual property rights are unenforceable.

Moreover, companies in the aviation and technology industries are frequently subject to litigation based on allegations of intellectual property infringement, misappropriation, or other violations. As we expand and raise our profile, the likelihood of intellectual property claims being asserted against us grows. Further, we may acquire or introduce new technology offerings, which may increase our exposure to patent and other intellectual property claims. Any intellectual property claims asserted against us, whether or not having any merit, could be time-consuming and expensive to settle or litigate. If we are unsuccessful in defending such a claim, we may be required to pay substantial damages or could be subject to an injunction or agree to a settlement that may prevent us from using our intellectual property or making our offerings available to customers. Some intellectual property claims may require us to seek a license to continue our operations, and those licenses may not be available on commercially reasonable terms or may significantly increase our operating expenses. If we are unable to procure a license, we may be required to develop non-infringing technological alternatives, which could require significant time and expense. Any of these events could adversely affect our business, financial condition, or operations.

A delay or failure to identify and devise, invest in and implement certain important technology, business, and other initiatives could have a material impact on our business, financial condition and results of operations.

In order to operate our business, achieve our goals, and remain competitive, we continuously seek to identify and devise, invest in, implement and pursue technology, business and other important initiatives, such as those relating to aircraft fleet structuring, data centers, business processes, information technology, initiatives seeking to ensure high quality service experience, and others.

Our legacy business, and intended future business, is characterized by changing technology, introductions and enhancements of products and services, and shifting customer demands, including technology preferences. Our future growth and financial performance will depend in part upon our ability to develop, market and integrate new services and to accommodate the latest technological advances and customer preferences. In addition, the introduction of new technologies or services that compete with our products and services could result in our revenues decreasing over time. If we are unable to upgrade the products and services we offer with the latest technological advances in a timely manner, or at all, our business, financial condition and results of operations could suffer.

We are dependent on our information systems which may be vulnerable to cyber-attacks or other events.

Our operations are dependent on our information systems and the information collected, processed, stored, and handled by these systems. We rely heavily on our computer systems to manage our client account balances, booking, pricing, processing and other processes. We receive, retain, and transmit certain confidential information, including personally identifiable information that our clients provide. In addition, for these operations, we depend in part on the secure transmission of confidential information over public networks to charter operators. Our information systems are subject to damage or interruption from power outages, facility damage, computer and telecommunications failures, computer viruses, security breaches, including credit card or personally identifiable information breaches, coordinated cyber-attacks, vandalism, catastrophic events and human error. If our platform is hacked, these funds could be at risk of being stolen which would damage our reputation and, likely, our business. Any significant disruption or cyber-attacks on our information systems, particularly those involving confidential information being accessed, obtained, damaged, or used by unauthorized or improper persons, could harm our reputation and expose us to regulatory or legal actions and adversely affect our business and financial results.

Because our software could be used to collect and store personal information, privacy concerns in the jurisdictions in which we operate could result in additional costs and liabilities to us or inhibit sales of our software.

The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, storage and disclosure of personal information and breach notification procedures. We are also required to comply with laws, rules and regulations relating to data security. Interpretation of these laws, rules and regulations and their application to our products and services in applicable jurisdictions is ongoing and cannot be fully determined at this time. In the United States, for example, rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act of 2018 (the “CCPA”) and other state and federal laws relate to privacy and data security. By way of example, the CCPA requires covered businesses to provide new disclosures to California residents, provide them new ways to opt-out of certain disclosures of personal information, and allows for a new cause of action for data breaches. It includes a framework that includes potential statutory damages and private rights of action. There is some uncertainty as to how privacy laws could impact our business as such laws are interpreted. In expanding our operations, compliance with privacy laws may increase our operating costs.

Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect our business and future profitability.

We are a U.S. corporation and thus subject to U.S. corporate income tax on our worldwide income. Further, since our operations and customers are located throughout the United States, we are subject to various U.S. state and local taxes. U.S. federal, state, local and non-U.S. tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us and may have an adverse effect on our business and future profitability.

For example, several tax proposals have been set forth that would, if enacted, make significant changes to U.S. tax laws. Congress may consider, and could include, some or all of these proposals in connection with tax reform that may be undertaken. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect our business and future profitability.

In the event that our business expands domestically or internationally, including to jurisdictions in which tax laws may not be favorable, our obligations may change or fluctuate, become significantly more complex or become subject to greater risk of examination by taxing authorities, any of which could adversely affect our after-tax profitability and financial results.

In the event that our business expands domestically or internationally, our effective tax rates may fluctuate widely in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under U.S. GAAP, changes in deferred tax assets and liabilities, or changes in tax laws. Factors that could materially affect our future effective tax rates include, but are not limited to: (a) changes in tax laws or the regulatory environment, (b) changes in accounting and tax standards or practices, (c) changes in the composition of operating income by tax jurisdiction and (d) pre-tax operating results of our business.

Additionally, we may be subject to significant income, withholding, and other tax obligations in the United States and may become subject to taxation in numerous additional U.S. state and local and non-U.S. jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Our after-tax profitability and financial results could be subject to volatility or be affected by numerous factors, including (a) the availability of tax deductions, credits, exemptions, refunds and other benefits to reduce tax liabilities, (b) changes in the valuation of deferred tax assets and liabilities, if any, (c) the expected timing and amount of the release of any tax valuation allowances, (d) the tax treatment of stock-based compensation, (e) changes in the relative amount of earnings subject to tax in the various jurisdictions, (f) the potential business expansion into, or otherwise becoming subject to tax in, additional jurisdictions, (g) changes to existing intercompany structure (and any costs related thereto) and business operations, (h) the extent of intercompany transactions and the extent to which taxing authorities in relevant jurisdictions respect those intercompany transactions, and (i) the ability to structure business operations in an efficient and competitive manner. Outcomes from audits or examinations by taxing authorities could have an adverse effect on our after-tax profitability and financial condition. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected.

Our after-tax profitability and financial results may also be adversely affected by changes in relevant tax laws and tax rates, treaties, regulations, administrative practices and principles, judicial decisions and interpretations thereof, in each case, possibly with retroactive effect.

Our ability to utilize net operating loss and tax credit carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards (“NOLs”) to offset future taxable income. The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three year period. If we experience such an ownership change, we may be subject to limitations on our ability to utilize our existing NOLs and other tax attributes to offset taxable income or tax liability. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use our pre-change NOL carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability.

Our primary assets include our direct and indirect interests in our subsidiaries and, accordingly, we are dependent upon distributions from our subsidiaries to pay taxes and cover our corporate and other overhead expenses.

We have historically operated as holding company with minimal assets other than our direct and indirect equity interests in our subsidiaries. We currently do not have any independent means of generating revenue. To the extent our operating subsidiaries have available cash, we cause our subsidiaries to make distributions of cash to pay taxes, cover our corporate and other overhead expenses, and otherwise fund our commitments. To the extent that we need funds and our subsidiaries fail to generate sufficient cash flow to distribute funds to us or are restricted from making such distributions or payments under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, our liquidity and financial condition could be materially adversely affected.

We have made a significant investment in the sponsor of a blank check company commonly referred to as a special purpose acquisition company (“SPAC”) and will suffer the loss of all of our investment if the SPAC does not complete an initial business combination by April 6, 2027.

In July 2025, we made a capital contribution of approximately $2.7 million in AIIA Sponsor Ltd. (“Sponsor”), that served as the sponsor of AI Acquisition. The capital contribution was made to fund, in part, Sponsor’s purchase of private placement units comprised of Class A ordinary shares and rights to receive additional Class A ordinary shares of AI Acquisition as part of the sponsorship of AI Acquisition. We own an approximate 49.9% interest in the Sponsor, and in turn the Sponsor owns approximately 25% of the outstanding ordinary shares of AI Acquisition.

There is no assurance that AI Acquisition will be successful in completing a business combination or that any business combination will be successful. We could lose our entire investment in Sponsor if a business combination is not completed by April 6, 2027 (unless AI Acquisition receives shareholder approval of an extension to the business combination deadline), or if the business combination is not successful, which would materially adversely impact our shareholder value.

Our use of fair value accounting of our indirect investment in AI Acquisition could result in income statement volatility, which in turn, could cause significant market price and trading volume fluctuations for our common stock.

Our beneficial interest in AII Acquisition is recorded at fair value with changes in fair value being recorded in the consolidated statement of operations during the period of change. Our management makes a significant judgment and assumption that a business combination is more than likely to occur, on the premise that historical statistical data indicates a significant percentage of special purpose acquisition companies accomplishes a business combination. The fair value calculation of our beneficial interest in AI Acquisition ordinary shares and rights is dependent on company-specific adjustments applied to the observable trading prices of AI Infrastructure’s ordinary shares and public rights. We rely on an independent valuation specialist who estimates that a discount of 25% sufficiently captures the risk or profit that a market participant would require as compensation for assuming the inherent risk of forfeiture if a business combination does not occur and the lack of marketability of our beneficial interest in Sponsor. We classify the investment in AI Acquisition as Level 3 in the fair value hierarchy due to the unobservable input of the company-specific adjustment. However, we can lose our entire investment if a business combination is not completed by April 6, 2027 (unless AI Acquisition receives shareholder approval of an extension to the business combination deadline), or if the business combination is not successful. Additionally, the fair value of the investment must be remeasured quarterly. Because of this, our earnings may experience greater volatility in the future as a decline in the fair value of our investment in AI Acquisition could significantly reduce both our earnings and shareholders’ equity, which in turn, could cause significant market price and trading volume fluctuations for our securities.

Our failure to attract and retain highly qualified personnel in the future could harm our business.

We believe that our future success will depend in large part on our ability to retain or attract highly qualified management, technical and other personnel. We may not be successful in retaining key personnel or in attracting other highly qualified personnel. If we are unable to retain or attract significant numbers of qualified management and other personnel, we may not be able to grow and expand our business.

Risks Related to Our Legacy Charter Business Operating Environment

Demand for our aviation services may decline due to factors beyond our control.

Like other charter aviation companies, our business is affected by factors beyond our control, including air traffic congestion at airports, airport slot restrictions, air traffic control inefficiencies, fuel costs, availability of pilots, maintenance costs, natural disasters, adverse weather conditions, increased and changing security measures, changing regulatory and governmental requirements, new or changing travel-related taxes, terrorism or the outbreak of disease. Demand for private jet charters may be negatively impacted by any of these or other factors affecting air travel generally. If charter travel remains in a general decline for a significant period of time, we may be unable to compete with more established operators and may not be able to achieve profitability in the medium term or at all.

More broadly, business jet travel is highly correlated to the performance of the economy, and an economic downturn, such as the current economic environment, which has been adversely affected by high rates of inflation, increasing interest rates, and low consumer sentiment, is likely to have a direct impact on the use of business jets. Our clients may consider private air travel to be a luxury item, especially when compared to commercial air travel. As a result, any economic downturn that has an adverse effect on consumer spending habits could cause them to travel less frequently and, to the extent they travel, to travel using commercial air carriers or other means considered to be more economical than private air charter travel.

In the United States, the federal government singularly controls all U.S. airspace, and aviation operators are dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel aviation operators to fly inefficient, indirect routes resulting in delays and increased operational cost. In addition, Congress has previously considered implementing regulations that could potentially lead to the privatization of the United States’ air traffic control system, which could adversely affect our business.

Any factors that cause the demand for private jet travel to decline may also result in delays that could reduce the attractiveness of private air charter travel versus other means of transportation, particularly for shorter distance travel, which represents our primary market currently. Delays increase operating costs and decrease revenues in addition to frustrating passengers, which could affect our reputation and potentially reduce fleet utilization and charter bookings as a result of flight cancellations. We may experience decreased demand, as well as a loss of reputation, in the event of an accident involving an aircraft booked through our platform or any actual or alleged misuse of our platform by customers in violation of law. Demand for our services may also decline due to actions that increase the cost of private air charter travel versus other forms of transportation, particularly efforts aimed at addressing climate change such as carbon tax initiatives or other actions. Any of the foregoing circumstances or events which reduced the demand for private jet charters could negatively impact our ability to establish our business and achieve profitability. These circumstances or events may affect us to a greater degree than our competitors, who may be able to recover more quickly. Any general reduction in passenger traffic could have a material adverse effect on our business, results of operations and financial condition.

We face a high level of competition with numerous market participants with greater financial resources and operating experience.

The private air travel industry is extraordinarily competitive. Factors that affect competition in this industry include price, reliability, safety, regulations, professional reputation, aircraft availability, equipment and quality, consistency and ease of service, willingness and ability to serve specific airports or regions, and investment requirements. We compete against private jet charter and fractional jet companies as well as business jet charter companies. Both the private jet charter companies and the business jet charter companies have numerous competitive advantages that enable them to attract customers. Our access to a smaller aircraft fleet and regional focus puts us at a competitive disadvantage, particularly with respect to our appeal to business travelers who want to travel overseas.

Generally, fractional private jet companies and many business jet charter companies have access to larger fleets of aircraft and have greater financial resources, which would permit them to more effectively service customers. Due to our relatively small size, we are more susceptible to their competitive activities, which could prevent us from attaining the level of business required to sustain profitable operations.

Prior consolidation in the industry, and increased consolidation in the future could further intensify the competitive environment we face. There can be no assurance that our competitors will not be successful in capturing a share of our present or potential customer base. The materialization of any of these risks could adversely affect our business, financial condition and results of operations.

The operation of aircraft is subject to various risks, and failure to maintain an acceptable safety record may have an adverse impact on our ability to obtain and retain customers.

The operation of aircraft is subject to various risks, including catastrophic disasters, crashes, mechanical failures and collisions, which may result in loss of life, personal injury and/or damage to property and equipment. Private charters booked utilizing our services may experience accidents in the future. These risks could endanger the safety of our customers, personnel, third parties, equipment, cargo and other property, as well as the environment. If any of these events were to occur, we could experience loss of revenue, termination of customer contracts, higher insurance rates, litigation, regulatory investigations and enforcement actions (including potential grounding of the fleet we utilize and suspension or revocation of operating authorities) and damage to our reputation and customer relationships. In addition, to the extent an accident occurs with an aircraft we charter, we could be held liable for resulting damages, which may involve claims from injured passengers and survivors of deceased passengers. There can be no assurance that the amount of our insurance coverage available in the event of such losses would be adequate to cover such losses, or that we would not be forced to bear substantial losses from such events, regardless of our insurance coverage.

Moreover, any aircraft accident or incident, even if fully insured, and whether involving us or other private aircraft operators, could create a public perception that we offer less safe or less reliable charter options than other private aircraft operators, which could cause customers to lose confidence and switch to other private aircraft operators or other means of transportation. In addition, any aircraft accident or incident, whether involving us or other private aircraft operators, could also affect the public’s view of industry safety, which may reduce the amount of trust by customers.

We incur considerable costs through the monthly management fee paid to Cirrus to maintain the quality of safety and programs training programs as well as the aircraft fleet we utilize. We cannot guarantee that these costs will not increase. Likewise, we cannot guarantee that our efforts will provide an adequate level of safety or an acceptable safety record. If the fleet we utilize does not maintain an acceptable safety record, we may not be able to retain existing customers or attract new customers, which could have a material adverse effect on our business, financial condition and results of operations.

If efforts to continue to build a strong brand identity and improve member satisfaction and loyalty are not successful, we may not be able to attract or retain members, and our operating results may be adversely affected.

We must continue to build and maintain strong brand identity for our products and services, which have expanded over time. We believe that strong brand identity will continue to be important in attracting members. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract customers may be adversely affected. From time to time, our customers may express dissatisfaction with our products and service offerings, in part due to factors that could be outside of our control, such as the timing and availability of aircraft and service interruptions driven by prevailing political, regulatory, or natural conditions. To the extent dissatisfaction with our products and services is widespread or not adequately addressed, our brand may be adversely impacted and our ability to attract and retain customers may be adversely affected. With respect to our planned expansion into additional markets, we will also need to establish our brand and, to the extent we are not successful, our business in new markets may be adversely impacted.

Any failure to offer high-quality customer support may harm our relationships with our customers and could adversely affect our reputation, brand, business, financial condition and results of operations.

Through our marketing, advertising, and communications with our customers, we strive to set the tone for our brand as aspirational but also within reach. We strive to create high levels of customer satisfaction through the experience provided by our team and representatives. The ease and reliability of our offerings, including our ability to provide high-quality customer support, helps us attract and retain customers. Our ability to provide effective and timely support is largely dependent on our ability to attract and retain skilled employees who can support our customers and are sufficiently knowledgeable about our products and services. As we continue to grow our business and improve our platform, we will face challenges related to providing quality support at an increased scale. Any failure to provide efficient customer support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, brand, business, financial condition and results of operations.

Changes in laws or regulations affecting the aviation industry, or a failure to comply with any such laws or regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. Our business is subject to significant regulation by the FAA, the TSA as well as “know your customer” obligations and other laws and regulations. The laws and regulations concerning the selling of our products or services may change. If such changes occur, then our products or services may no longer be profitable. In addition, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and our results of operations.

Risks Related to the flyExclusive Transactions and Us after the Closing of the Transactions

The proposed Transactions with flyExclusive may not be completed on the terms or timeline currently contemplated, or at all.

The consummation of the proposed Transactions is subject to numerous conditions, including (1) the effectiveness of the registration statement on Form S-4 filed by flyExclusive with the SEC in connection with the Transactions, (2) the approval by our stockholders of the Transactions, and (3) other customary closing conditions. There can be no assurance that the Transactions will be consummated. If the Transactions are not completed for any reason, the price of shares of our common stock may decline to the extent that the market price of shares of our common stock reflects, or previously reflected positive market assumptions that the Transactions would be completed, and the related benefits would be realized. In addition, we have expended and will continue to expend significant management time and resources and have incurred and will continue to incur significant expenses due to legal, advisory, printing and financial services fees related to the Transactions. These expenses must be paid regardless of whether the Transactions are consummated.

In the proposed Transactions with flyExclusive, we will divest substantially all of our fractional and jet card business and related assets, together with associated working capital and thereafter adopt a business strategy that focuses on expanding our AI data-center operations. Any or all of these decisions if incorrect may have a material adverse effect on the results of our operations, financial position and cash flows, and pose further risks to the successful operation of our business over the short and long-term.

There are substantial risks associated with divesting a portion of our legacy assets and operations in the proposed Transactions with flyExclusive and thereafter focusing primarily upon on opportunities in the AI sector, including the loss of working capital and the loss of revenue associated with divesting our aviation centric assets. After the proposed Transactions are consummated, our management expects to focus on opportunities in the AI data center sector, or that are complementary to that sector, and leverage our remaining assets in that process. While our management team has experience in the software development and artificial intelligence sectors (including from our existing booking platform app) there is no guarantee that our chosen strategy will be successful. Further, our business operations after the Transactions will be significantly dependent on our ability to further penetrate the AI data center sector and identify and execute upon business opportunities that are complementary to that sector, and the future market acceptance and sale of our existing or new AI data center-focused applications, and implementing our business model, which, in some cases are neither fully developed nor in qualification stages. There can be no assurance that we will be successful in addressing these or any other significant risks we may encounter after the divestment of certain assets to flyExclusive or the expansion of our AI data center-focused strategy.

The AI data center sector in which we expect to primarily focus after the Transactions is subject to significant risks, including rapid growth and volatility, capital requirements, dependence on rapidly changing underling technologies, market and political risks and uncertainties and extreme competition. We cannot guarantee that we will be able to anticipate or overcome any or all of these risks and uncertainties, especially as a small company operating in an environment that includes many large, well-capitalized competitors with substantially more resources.

Developing and then commercializing AI data center-focused technologies, services and products is subject to significant barriers to entry and operational fluctuations. In order to become and then remain competitive, we will incur substantial costs associated with research and development, qualification, prototype production capacity and sales and marketing activities in connection with our products and services. We may also need to acquire new assets, or enter new agreements, to facilitate our entry into certain opportunities in the greater AI data center sector. In addition, the rapidly changing industry, the length of time between developing and introducing a product to market, frequent changing customer (or market driven) specifications for apps and products, customer cancellations of products and general down cycles in the industry, among other things, make our future prospects difficult to evaluate. As a result of these factors, it is possible that we may not (i) generate sufficient positive cash flow from operations; (ii) raise funds through the issuance of equity, equity-linked or convertible debt securities; or (iii) otherwise have sufficient capital resources to meet our future capital or liquidity needs. There are no guarantees we will be able to generate additional financial resources beyond our existing balances.

We may not achieve some or all of the expected benefits of the Transactions, and the Transactions may adversely impact our business.

We may not realize the strategic, financial, operational or other benefits from the Transactions that we hope to achieve. We are seeking to divest certain assets and operations that have historically operated at a net loss, and thereafter primarily focus on the AI data center sector while leveraging certain remaining intellectual property and software assets and expertise. We cannot predict with certainty if or when anticipated benefits from the Transactions will occur or the extent to which they will be achieved. Following the completion of the Transactions, our operational and financial profile will change, and we will face new risks. Following the completion of the Transactions, we will initially be a smaller and less-diversified company compared to our company prior to the Transactions, and, may be more vulnerable to changing market conditions. The business opportunities that we expect to pursue will likely require us to identify and execute on additional sources of liquidity and are in industries or business sectors where we face barriers to entry and competition. While we believe that the Transactions will allow us to focus on business opportunities on which we can more readily scale and capitalize, we cannot assure you that following the Transactions we will be able to successfully identify any such opportunities or effect and capitalize on those business opportunities.

Particularly after the Transactions, our success will be dependent on our ability to successfully develop (or acquire interests in) new services, platforms and solutions that utilize AI and enhance or complement our existing services, platforms and solutions, and market acceptance of these offerings.

Although we will retain various software and intellectual property assets after the Transactions and continue to offer our existing apps that utilize AI, the software and AI industries are characterized by rapid technological change, evolving industry standards, changing customer preferences, new product and service introductions and the emergence of new developers and vendors with lean cost and flexible cost models. Our future success will depend on our ability to successfully develop services, platforms and solutions that utilize AI and/or attract AI-oriented businesses that build upon or differ from our legacy aircraft fractional, jet card and management operations and keep pace with changes in our addressable markets, and the acceptance of these services, platforms and solutions by existing and target customers. We cannot guarantee that we will be successful in developing new applications, services, platforms and solutions, addressing evolving technologies on a timely or cost-effective basis or, if these services, platforms and solutions are developed, that we will be successful in the marketplace. We also cannot guarantee that we will be able to compete effectively with new developers or vendors offering lean cost and flexible cost models, or that products, services or technologies developed by others will not render our services, platforms and solutions non-competitive or obsolete. Our failure to address these developments could have a material adverse effect on our business, results of operations and financial condition.

The Transactions could give rise to disputes or other unfavorable effects, which could materially and adversely affect our business, financial position or results of operations.

After the Transactions, we will have decreased working capital and will have divested certain of our revenue producing assets and operations. However, we will continue to own and operate certain other of our legacy assets and continue to have operational expenses and overhead (including the costs and expenses associated with being a publicly reporting company with a class of securities listed on Nasdaq), of both a nonrecurring and a recurring nature, and certain of these expenses and costs are related to arrangements made between us and certain of our existing vendors and strategic partners. Disputes with third parties could also arise out of these transactions, and we could experience unfavorable reactions to any separation from employees, financing partners or other interested parties. These increased expenses, changes to operations, disputes with third parties or other effects could materially and adversely affect our business, financial position or results of operations.

Risks Related to Our Anticipated Data Center Operations

Our focus on the development of data centers, and provision of AI data center services represents an evolving business model and strategy.

We began transitioning our focus into the AI data center market in the second quarter of 2025, which represents a significant evolution in our business strategy. As AI solutions become more widely available, we expect services and products related to such assets to continue to evolve, and we expect that our business model will also need to evolve. Our expansion and focus on the AI data center industry may take longer or be more expensive than we currently anticipate as a result of evolving market conditions, technological developments, customer requirements, our evolving business model or otherwise, and any such expansion may also have an impact on our ongoing private charter business. Factors including inflation, tariffs, and interest rates may all impact the amount of capital required and the terms upon which we can obtain such capital. We will continue to review our expansion plans in light of such factors, and our expansion plans may be delayed or may change as a result. There is no assurance that our expansion into AI data center operations, and any other changes in our business model or modifications to our strategy, will be successful or that they will not result in harm to our business. Even if successful, such changes and modifications may increase the complexity of our business and place significant strain on our management, personnel, operations, systems, technical performance, financial resources and internal financial control and reporting functions.

Moreover, we may not be able to manage growth effectively, which could damage our reputation, limit our growth and adversely affect our operating results. As a result, we are subject to many risks common to growing companies, including under-capitalization, cash shortages, limitations concerning personnel, financial and other resources and lack of revenues and limited profitability or losses. Further, we cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities within the AI data center market or other markets we seek to expand into, and we may lose out on such opportunities. Any of the foregoing could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our AI data center services strategy may take significant time and expenditure to implement, and our efforts may not be successful

Our growth strategy includes expanding and diversifying our revenue sources into new markets, and we are continuing to attempt to diversify into the AI data center market pursuant to that strategy. The continued development of our existing projects and planned facilities to implement that strategy is subject to various factors beyond our control. There may be difficulties in integrating new equipment into existing infrastructure, constraints on our ability to connect to or procure the expected electricity supply capacity at facilities, defects in design, construction or installed equipment, diversion of management resources, insufficient funding or other resource constraints. Actual costs for development may exceed our planned budget. In particular, our ability to utilize existing data centers could be challenging and may require retrofits, alterations or other custom designed solutions to enable the operating environment to function for our requirements, which may not be possible or may be cost prohibitive.

We intend to execute on our growth strategy in part by acquiring and developing data center sites, taking into account a number of important characteristics such as availability of energy, electrical infrastructure and related costs, geographic location and the local regulatory environment. We may have difficulty finding sites that satisfy our requirements at a commercially viable price or our timing requirements. Furthermore, there may be significant competition for suitable data center sites, and government regulators, including local permitting officials, may restrict our ability to set up data center operations in certain locations.

In addition, our ability to complete the purchase of sites may ultimately fail due to factors beyond our control (for example, due to non-fulfilment of contractual conditions precedent and default or non-performance by counterparties). In addition, estimated power availability at sites secured could be materially less than initially expected, available too late, delayed, or not available in each case whether at sustainable cost or at all. Furthermore, the ability to secure connection agreements to access such power sources and permits, approvals and/or licenses to construct and operate our facilities could be delayed by regulatory approval processes, may not be successful or may be cost prohibitive.

Development and construction delays, increased development and construction costs, cost overruns, changes in market circumstances, availability and cost of construction materials, environmental or community constraints, an inability to find suitable and feasible data center locations as part of our expansion and other factors may adversely affect our growth plans as well as our operations, financial position and financial performance. We will continue to review our growth strategy expansion plans in light of evolving market conditions. Any such delays, and any failure to execute on our growth strategy and expansion plans, could adversely impact our business, financial condition, cash flows and results of operations.

In the AI and data center sector our business model is expected to rely significantly on other companies to enter into joint ventures with us for data center projects. Therefore, our results are subject to the additional risks associated with the financial condition, operational expertise and priorities of our joint venture partners.

The success of projects held under joint ventures that are not operated by us are substantially dependent on the joint venture partner, over which we have limited or no control. Our interests in the Midwest data center project and the Maritime data center project are subject to our joint venture arrangement with Consensus Core and we do not have full management control over those projects. We expect that other projects that we pursue will also be with joint venture partners. Although our joint venture agreement provides certain voting rights and other minority-interest safeguards, the majority partner and/or operator not only manages operations, but controls most decisions, including budgets and scope and pace of exploration and other activities. Consequently, we are dependent on the operational expertise and financial condition of our joint venture partners, as well as their priorities. Therefore, as it relates to the data center projects that we joint venture, our results are (and will be) subject to the additional risks associated with the financial condition, operational expertise and priorities of our joint venture partners, which could have a material adverse effect on our financial position or results of operations.

Our increased focus on the AI data center market may not be successful and may result in adverse consequences to our business, results of operations and financial condition.

Our growth strategy includes expanding and diversifying our revenue sources into new markets, and we are continuing to attempt to diversify into the broader AI data center market sector pursuant to that strategy. In particular, we are utilizing certain existing infrastructure and intend to build out new infrastructure to develop and offer data center services to a broad range of customers for a variety of applications, which may include scientific research, engineering, rendering, machine learning, and other AI cloud service providers. We believe our future success will depend in part on our ability to execute on our growth strategy and expand into new markets.

We have limited experience in developing and offering AI data center services, or acquiring the relevant components to develop an offering of such services for customers in various industries and markets. We may experience difficulties with infrastructure development or modification, engineering, product design, product development, marketing or certification, which could result in excessive research and development expenses and capital expenditure, delays or prevent us from developing and offering data center services at all. For example, we may need to make modifications to existing data centers, or modify the design of new data centers, in order to meet customer requirements for services or provide a competitive offering of services. Any such modifications (if possible at all) may involve significant capital expenditures, and may result in increased cost of our facilities, delays in our development and construction schedules for our new facilities, or outages at existing data centers. Further, any such modifications could adversely impact the performance of our data centers, including cooling systems and electrical performance, among others. Our focus on developing and offering AI data center services may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for utilization within and development of our existing business. It may also impact our energy strategy, including limiting our ability to curtail energy use and require a different strategy for hedging in the electricity markets in which we operate. Additionally, our ability to develop and offer AI data center services relies on third-party components for which there are limited suppliers, which require significant capital expenditure and may be difficult to procure given the current elevated demand. We may be unable to raise the required capital for the development and offer of AI data center services.

The market for AI data center services is driven in large part by demand for data center space capable of supporting graphics processing units (“GPUs”), server clusters, specialized or high-performance applications, and hosted software solutions which require fast and efficient data processing, and is characterized by rapid advances in technologies. It is difficult to predict the development of demand for AI data center services, the size and growth rate for this market, the entry of competitive products, or the success of any existing or future products that may compete with any services we may develop. There has been an increasing number of competitors providing AI data center services, which has resulted in increasing competition and pricing pressure that may cause us to reduce our pricing in order to remain competitive. Meanwhile, if there is a reduction in demand for any of these services, whether caused by a lack of customer acceptance, a slowdown in demand for computational power, an overabundance of unused computational power, advancements in technology, technological challenges, competing technologies and solutions, decreases in corporate and customer spending, weakening economic conditions or otherwise, it could result in reduced customer orders, early order cancellations, the loss of customers, or decreased sales, any of which would adversely affect our business, results of operations and financial condition.

Expansion of our business strategy into the AI data center market could increase competitive, operational, legal and regulatory risks to our business in ways we cannot predict.

As we continue to enter into the AI data center market, competitive, operational, legal and regulatory risks may be exacerbated as there is substantial uncertainty about the extent to which AI will result in changes that come with risks that we may not be able to anticipate, prevent, mitigate or remediate.

We will face new sources of competition, new business models and new customer relationships, and our competitors may be larger, have longer operating histories and significantly greater resources than we do. In order to be successful, we will need to cultivate new industry relationships and strengthen existing relationships to bring any new solutions and offerings to market, and the success of any services we develop will depend on many factors, including demand for those solutions, our ability to win and maintain customers, and the cost, performance and perceived value of any such services. As a result, there can be no assurance that any AI data center services we develop will be adopted by the market, or be profitable or viable. Our limited experience with respect to the provision of data center services could limit our ability to successfully execute on this growth strategy or adapt to market changes. If we are unsuccessful in continuing to develop and offer AI data center services, our business, results of operations and financial condition could be adversely affected. Further, an increased focus on AI data center services could displace or reduce our existing aircraft operations, which may adversely affect our business, results of operations and financial condition.

Our investments in developing and offering AI data center services may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns or other complications that could adversely affect our business, reputation, results of operations or financial condition. The increasing focus on the risks and strategic importance of certain AI services, such as AI cloud services, and AI or machine learning technologies, has already resulted in regulatory restrictions that target products and services capable of enabling or facilitating AI and machine learning, and may in the future result in additional restrictions impacting any offerings we may develop, including AI cloud services and other solutions. Complying with multiple evolving laws, rules and regulations from different jurisdictions related to new solutions that we develop could increase our cost of doing business or may change the way that we operate in certain jurisdictions. We may not be able to adequately anticipate or respond to these evolving laws and regulations, and we may need to expend additional resources to adjust our offerings in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions.

For example, the U.S. Federal Trade Commission, Department of Justice, Consumer Financial Protection Bureau and Equal Employment Opportunity Commission issued a joint statement on AI, demonstrating their interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations. Such regulatory frameworks, as well as developing regulatory guidance and judicial decisions in this area, may affect our use of AI and our ability to provide and to improve our products and solutions, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us and could adversely affect our business, financial condition and results of operations.

Furthermore, concerns regarding third-party use of AI for purposes contrary to governmental and societal interests, including concerns relating to the misuse of AI applications, models, and solutions, could result in restrictions on AI products. Any such restrictions could reduce the demand for our intended AI data center services, and negatively impact our business, financial condition and operating results, and damage our reputation.

It is also unclear how our status as an infrastructure provider for customers developing and deploying AI applications, as opposed to developing such applications ourselves, could affect the applicability of these existing or proposed regulatory frameworks and other restrictions with respect to any services we may offer from time to time. However, it is possible that such regimes will impose obligations on infrastructure providers, such as us, to oversee, monitor or restrict the use of AI systems that are trained or deployed on their systems, and/or to ensure compliance with such regulatory frameworks and other restrictions. If our customers violate existing or proposed regulatory regimes or other restrictions, or if they use our services for unlawful, harmful or non-compliant purposes, we could be subject to regulatory investigations, regulatory fines, reputational damage or contractual liability for any such actions, even if we do not control the customer applications. Further, AI data center customers increasingly are looking to pass through their regulatory obligations and other liabilities to their outsourced data center providers, and we may not be able to limit our liability or damages in an event of loss suffered by such customers whether as a result of our breach of an agreement or otherwise.

These competitive, operational, legal and regulatory risks are evolving and uncertain and could impact our business in ways we cannot predict. Any of the foregoing could limit our ability to expand our offering of AI data center services and continue to grow our business, which could have a material adverse effect on prospects, results of operations and financial condition.

Changing political and geopolitical conditions, including changing international trade policies and the implementation of wide-ranging, reciprocal and retaliatory tariffs, surtaxes and other similar import or export duties, or trade restrictions, could adversely impact our business, prospects, operations and financial performance, specifically as it relates to the development and provision of AI data center services.

Changes in political and geopolitical conditions may be difficult to predict and may adversely affect our business, prospects, operations and financial performance. For example, changes in political and geopolitical conditions may lead to changes in governmental policies, laws and regulations, including with respect to sanctions, taxes, tariffs, surtaxes and other similar import or export duties, import and export controls or restrictions, tariff rate quotas, and the general movement of goods, materials, services and capital, or may lead to uncertainty as to the potential for such changes. Our joint venture with Consensus Core involves our acquisition of equity interests in data centers located in Canada. Accordingly, our business, prospects, operations and financial condition may be significantly impacted by such changes in political and geopolitical conditions, and in particular by changes in international trade policies, including the imposition of tariffs, surcharges and other similar import or export duties, or trade restrictions including tariff rate quotas, as well as by uncertainty with respect to the potential for such changes.

Our anticipated data center business is expected to have significant customer concentration.

We believe that we will generate a large portion of our revenue from our AI data center interests and operations from a small number of customers. There are inherent risks whenever a large percentage of total revenue is concentrated with a limited number of customers. If we were to lose one or more of our customers, our operating results could be materially adversely affected.

We expect that the limited number of customers will account for a high percentage of our revenue in the future. In addition, demand for our services generated by these customers may fluctuate significantly from quarter to quarter. The anticipated concentration of our customer base increases risks related to the financial condition of our customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material adverse effect on our results of operations and cash flow. In the event that any of our future customers experience a decline in their equipment usage for any reason, or decide to discontinue the use of our facilities, we may be compelled to lower our prices or risk losing a significant customer. Such developments could adversely affect our profit margins and financial position, leading to a negative impact on our revenue and operational results.

We may be unable to raise additional capital needed to fulfill our capital or liquidity needs or grow our business and achieve the expansion plans we have for the development and provision of AI data center services.

We will need to raise additional capital to pursue our planned and potential growth strategies (such as our expansion into the AI data center market), including to fund additional construction at existing or new sites / projects, to develop new sites to increase our data center capacity, and to fund the purchase of additional equipment to increase operating capacity, continue our development of AI data center services and potentially expand into new markets. In particular, constructing data center facilities for AI services requires significant capital expenditures when compared to capital expenditures for our legacy aircraft charter business.

We may seek to raise additional capital through future offerings of securities (including potentially convertible debt securities) that could rank senior to our shares of Common Stock upon our bankruptcy or liquidation or have various dividend preferences. An issuance of additional equity securities or securities with a right to convert into equity, such as convertible bonds or warrant bonds, could adversely affect the market price of our shares of Common Stock and would dilute the economic and voting interests of shareholders. We may be required to accept terms that restrict our ability to incur additional indebtedness or to take other actions including terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our shareholders. As the timing and nature of any future offering would depend on market conditions and other factors beyond our control, it is not possible to predict or estimate the amount, timing, or nature of future offerings. Ultimately, we may not be able to obtain additional debt, equity or equity-linked financing, or other forms of financing, on favorable terms, if at all, which could impair our growth and our development of AI data center services, adversely affect our existing operations and requiring us to seek additional capital, sell assets or restructure or refinance our indebtedness. In addition, if the terms of additional financing are less favorable or require us to comply with more onerous covenants or restrictions, our business operations could be restricted. Any of the foregoing could adversely impact our financial condition, cash flows and results of operations.

We expect to continue to incur substantial capital expenditures to grow our AI data center services business.

Our growth strategy includes expanding and diversifying our revenue sources, including by entering the AI data center services market, as well as aiming to develop new products and services leveraging our eventual data center capacity and access to power.

As a result, we expect eventually to incur capital expenditures to acquire the hardware necessary to provide services related to our AI data center operations and to implement our growth plans. These costs may be substantial, and in some cases may also be unexpected. If we do not generate sufficient revenue from customers of our AI data center services, we may not realize the benefit of these capital expenditures. Further, there is no guarantee that such technology will be available to us, available on commercially acceptable terms, successfully implemented in our operations or achieve the expected operational performance. If we fail, this will hinder the ability to maintain competitive performance in compute-intensive applications and may have significant adverse impact on our results of operations and may delay or prevent the timely completion of our growth strategies and anticipated increases in data center capacity.

Further, the price of new equipment and hardware, including GPUs, is subject to market fluctuations. Such fluctuations are influenced by factors including, supply and demand for such equipment. In the case of GPUs for AI services, current demand for NVIDIA GPUs and certain networking equipment far exceeds supply, impacting the price and availability of such hardware. As a result, the cost of new equipment has been and may in the future be unpredictable, and may also be significantly higher than our historical costs.

Supply chain and logistics issues for us, our contractors or our suppliers may frustrate or delay our expansion plans into the AI data center services market or increase the cost of constructing our infrastructure.

The equipment that we intend to use in developing and providing our AI data center operations is generally manufactured by third parties using a large amount of commodity inputs (for example, steel, copper, aluminum). Many manufacturing businesses globally are currently experiencing supply chain issues and increased costs with respect to such commodities and other materials and labor used in their production processes, which is due to a complex array of factors including increased demand from AI services, data center and other industries, and which can occur from time to time. Procurement from suppliers which manufacture equipment outside of North America is also exposed to additional risks such as regulatory changes (for example, a tariff or ban on equipment imported or exported from certain jurisdictions) and global freight disruptions. Additionally, shortages in global semiconductor chip supply may impact procurement timelines for equipment. Such issues may cause delays in the delivery of, or increases in the cost of, the equipment used in our operations, which could materially impact our operating results and may delay our expansion plans.

The delivery of equipment is subject to the fluctuations of supply and demand for air and sea freight, as well as the availability of local logistics companies, coupled with possible local congestion at key processing locations, such as airports or pickup warehouses. Additionally, there are inherent risks associated with transit, including potential damage, loss or theft of equipment. These logistical challenges could materially impact our operations, causing delays or losses in equipment delivery and potentially hindering our expansion plans.

In addition, public health crises, including an outbreak of an infectious disease, terrorist acts, and political or military conflict, such as the conflict in Ukraine, have increased the risks and costs of doing business abroad. Many of the manufacturers of the equipment we need to develop and expand our AI data center operations are located outside of the jurisdictions in which we have facilities and sites, necessitating international shipping to enable us to incorporate the equipment into our facilities. Political and economic instability have caused many businesses to experience logistics issues in the past resulting in delayed deliveries of equipment, which could occur again in the future. Supply chain disruptions may also occur from time to time due to a range of factors beyond our control, including, but not limited to, climate-related risks, seasonal and unseasonal weather events, shipping constraints (for example, blocked shipping canals or closure of shipyards), increased costs of labor, inflationary pressure, freight costs, industrial disputes, political or military blockades and raw material prices along with a shortage of qualified workers. Such supply chain disruptions can potentially cause material impacts to our operating performance and financial position if delivery of equipment for our facilities is delayed.

Any electricity outage, non-supply or limitation of electricity supply, including as a result of political pressures or regulations, or increase in electricity costs may result in material impacts to our AI data center services operations and financial performance.

The primary input of our AI data center operations will be electricity and we will rely on third parties, including utility providers, for the reliable and sufficient supply of electricity to our infrastructure. Our growth strategy includes the development and operation of AI data centers. There can be no assurance that utility providers will have the necessary infrastructure to deliver power that we may require to implement our development plans, or that we will be able to procure power from or contract with these third parties on commercially acceptable terms. Further, we may experience delays in procuring power due to various factors outside of our control. Even if we are able to procure the power that we may require to implement our development plans, the relevant utility providers may impose onerous conditions that may adversely impact the feasibility or economics of our facilities. Any of the foregoing could adversely impact our growth plans, result in delays, and/or result in additional capital expenditure and other costs with respect to the development of our facilities, which could have a material adverse impact on our business, financial performance, financial condition and results of operations.

Further, we cannot guarantee that the third parties, including utility providers, that we rely on for the supply of electricity will be able to provide any electrical power at sufficient levels and consistently. As we increase our focus on and expand our AI data center services, we may add alternative sources of backup power supply in response to customer requirements or otherwise. These backup power supply arrangements may be costly to install and any use of such backup power supplies could also be costly. Non-supply or restrictions on the supply of, or our failure to procure sufficient electricity to ensure sufficient backup generation sources for our data centers, could adversely affect our operating performance and revenue by constraining the number of hardware that we can operate at any one time. This may adversely impact customers of the services we offer, for example by adversely impacting our ability to meet contractual requirements in respect of uptime, availability or performance. If we fail to meet such contractual requirements, our customers may have the right to terminate their contracts with us, which could lead to the loss of such customers and adversely impact business, financial performance, financial condition and results of operations. Moreover, electricity outages, or the perception that our data centers do not have adequate backup electricity generation, could adversely impact our ability to compete in the AI data center services market.

Our access to electricity, or sufficient electricity, may be affected by climate-related risks, severe weather, acts of God, natural and man-made disasters, political or market operator interventions, utility equipment failure or scheduled and unscheduled maintenance that results in electricity outages to the utility or broader electrical network facilities. These electricity outages may occur with little or no warning and be of unpredictable duration. Further, our counterparties may be unable to deliver the required amount of power for various technical, economic or political reasons. As the operation of data centers generally are energy-intensive and backup power generation may be expensive to procure, any backup electricity supplies may not be available or may not be available on commercially acceptable terms, or be sufficient to power some or all of our hardware in an affected location for the duration of the outage. Any such events, including any significant nonperformance by counterparties, could have a material adverse impact on our business, financial performance, financial condition and results of operations.

We may be affected by price fluctuations in the wholesale and retail power markets.

Our power arrangements may vary depending on the markets in which we operate, and comprise fixed and variable power prices, including arrangements that may contain price adjustment mechanisms in case of certain events. Furthermore, some portion of our power arrangements may be priced by reference to published index prices and, thus, reflect market movements outside of our control. A substantial increase in electricity costs could render the AI data center services we offer ineffective or not viable for us. Market prices for power, generation capacity and ancillary services are unpredictable. An increase in market prices for power, generation capacity or ancillary services may adversely affect our business, prospects, financial condition, and operating results. Long-term and short-term power prices may fluctuate substantially due to a variety of factors outside of our control, including, but not limited to:

●	increases and decreases in the supply and type of generation capacity;
●	instantaneous supply and demand balances;
●	changes in network and/or market regulator fees, programs and charges;
●	fuel costs;
●	commodity prices;
●	new generation technologies;
●	changes in power transmission constraints or inefficiencies;
●	climate-related risks and volatile weather conditions, particularly unusually hot or mild summers or unusually cold or warm winters, and other natural or man-made disasters, including the impacts of such on the demand or power;
●	technological shifts resulting in changes in the demand for power or in patterns of power usage, due to factors including increasing demand from data center operations as an industry, as well as the potential development of demand-side management tools, expansion and technological advancements in power storage capability and the development of new fuels or new technologies for the production or storage of power;
●	federal, state, local and foreign power, market and environmental policy, regulation and legislation;
●	changes in capacity prices and capacity markets; and
●	power market structure (for example, energy-only versus energy and capacity markets).

Periodically, state legislatures may pass new laws that could affect our business—including through the regulation of energy prices. While we will aim to mitigate price disruptions (for example, we may, from time to time, seek to purchase electricity market derivatives or hedges to minimize wholesale price volatility), there is no guarantee that any such arrangements would be successful in mitigating volatility or increases in wholesale market prices. Increases and fluctuations in the cost of electricity we purchase could have a material adverse effect on our business, financial performance, financial condition and results of operations.

Any delays or unexpected costs in the development of any new properties acquired for development may delay and harm our growth prospects, future operating results and financial condition.

We intend to build out data centers in the future at significant cost. Our successful development of these and future projects is subject to many risks, including those associated with:

●	delays in construction, or changes to the plans or specifications;
●	budget overruns, increased prices for raw materials or building supplies, or lack of availability and/or increased costs for specialized data center components, including long lead time items such as generators;
●	construction site accidents and other casualties;
●	financing availability, including our ability to obtain construction financing and permanent financing, or increases in interest rates or credit spreads;
●	labor availability, costs, disputes and work stoppages with contractors, subcontractors or others that are constructing the project;
●	failure of contractors to perform on a timely basis or at all, or other misconduct on the part of contractors;
●	access to sufficient power and related costs of providing such power to our customers;
●	environmental issues;
●	supply chain constraints;
●	fire, flooding, earthquakes and other natural disasters;
●	pandemics;
●	geological, construction, excavation and equipment problems; and
●	delays or denials of entitlements or permits, including zoning and related permits, or other delays resulting from requirements of public agencies and utility companies.

In addition, development activities, regardless of whether they are ultimately successful, also typically require a substantial portion of our management’s time and attention. This may distract our management from focusing on other operational activities of our business. If we are unable to complete development projects successfully and on a timely basis, our business may be adversely affected.

Government regulators and utilities may potentially restrict the ability of electricity suppliers to provide electricity to AI data centers or AI services generally.

The supply of electricity for our existing or future operations, and the interconnection to the transmission system of any facilities we are currently developing or may develop in the future, could be limited or otherwise adversely impacted as a result of political pressure or regulation. Government and regulatory scrutiny related to AI services and their energy consumption and impact on the environment has increased and may continue to increase. Some governments and regulators are increasingly focused on the energy and environmental impact of data centers in particular, including the impact on the electricity market that may arise from price responsiveness. This has led to new governmental measures regulating, restricting or prohibiting the use of electricity for data centers generally in any of the jurisdictions in which we operate from time to time.

For example, in December 2022, the Government of British Columbia announced a temporary 18-month suspension on new and early-stage BC Hydro connection requests from cryptocurrency mining projects, which was subsequently extended for another 18-months in June 2024. The suspension was challenged in court, but subsequently upheld by the British Columbia Court of Appeal. Additionally, in May 2024, the Government of British Columbia amended the BC Utilities Commission Act to enable the government to enact regulations regarding public utilities’ provision of electricity service to cryptocurrency miners. These events demonstrate that potential policy-driven actions and future actions by governments, or the issuance of any new legislation, government orders of regulations, may reduce the availability and/or increase the cost of electricity in the geographic locations in which our operating facilities could be located, or could otherwise adversely impact our business.

We may fail to anticipate or adapt to technology innovations in a timely manner, or at all.

The AI data center market is experiencing rapid technological changes. In addition, use of AI is becoming more prevalent. Failure to anticipate technology innovations or adapt to such innovations in a timely manner, or at all, may result in our current and future capabilities becoming obsolete. The process of developing and marketing new products, services, solutions or capabilities, and implementing the use of new technologies in our business, is inherently complex and involves significant uncertainties. There are a number of risks, including the following:

●	our product or service planning efforts may fail in resulting in the development or commercialization of new technologies or ideas;
●	our research and development efforts may fail to translate new product plans into commercially feasible solutions;
●	our new products or solutions that we offer (including AI data center services) may not be well received by consumers or otherwise may fail to achieve their intended purpose or functionality;
●	we may not have adequate funding and resources necessary for continual investments in product planning and research and development;
●	to the extent that we do not have sufficient rights to use the data or other material or content used in or produced by AI tools that we may use in our business, or if we experience cybersecurity incidents in connection with our use of AI, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, publicity, contractual or other rights;
●	in the United States, a number of civil lawsuits have been initiated related to the use of AI, which may, among other things, require us to limit the ways in which our AI systems in our business;
●	our products or solutions may become obsolete due to rapid advancements in technology and changes in consumer preferences; and
●	high level of competition in the digital asset, data center, and AI services markets means that competitors may introduce superior products or services before we can develop or market our own innovations.

Any failure to anticipate the next generation technology roadmap or changes in customer preferences or to timely develop new or enhanced products or implement use of new technologies in our business, including AI, in response could result in decreased revenue and market share. An inability to adapt could tarnish our reputation as an innovator and leader in our industry, further affecting our competitive position and long-term viability. In addition, as the utilization of AI becomes more prevalent, we anticipate that it will continue to present new or unanticipated ethical, reputational, technical, operational, legal, competitive, and regulatory issues, among others. As a result, the challenges presented with our use of AI could adversely affect our business, financial condition and results of operations.

Risks Related to Ownership of our Common Stock

We have never paid cash dividends on our common stock, and we do not anticipate paying dividends in the foreseeable future.

We have never paid cash dividends on our capital stock and currently intend to retain any future earnings to fund the growth of our business, other than mandatory dividend payments on our preferred stock, subject to Delaware law. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. As a result, capital appreciation, if any, of shares of our common stock will be the sole source of gain for the foreseeable future.

Anti-takeover provisions contained in our governing documents and applicable laws could impair a takeover attempt.

Our Certificate of Incorporation and certain rules and regulations provide certain rights and powers to our board of directors that could contribute to the delay or prevention of an acquisition that we deem undesirable. These include, but are not limited to:

●	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to shares of our common stock;
●	limiting the liability of, and providing indemnification to, our directors and officers;
●	limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;
●	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board;
●	controlling the procedures for the conduct and scheduling of Board and stockholder meetings;
●	providing an exclusive forum selection provision;
●	providing our board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings;
●	establishing a classified board of directors so that not all members of our board are elected at one time;
●	limiting the determination of the number of directors on our Board and the filling of vacancies or newly created seats on the board to our Board then in office; and
●	providing that directors may be removed by stockholders only for cause.

Any of the foregoing provisions and terms that have the effect of delaying or deterring a change in control could limit the opportunity for stockholders to receive a premium for their shares of our securities, and could also affect the price that some investors are willing to pay for our securities.

As permitted by our governing documents, in February 2026 the Company entered into a Rights Agreement with its transfer agent and our Board declared a dividend distribution of one right for each outstanding share of Common Stock. Each right, when and if it becomes exercisable, would allow the holder to purchase one one-thousandth of a share of the Company’s Series C Junior Participating Preferred Stock. In the event of a takeover attempt, this preferred stock would give holders of the rights (other than the potential acquirer) the ability to acquire additional shares of common stock at a discount, leading to the dilution of the potential acquirer’s stake. The distribution of the rights and the adoption of the corresponding Rights Agreement can have negative effects such as those described above.

Our stock price may be volatile, and you may not be able to sell shares of our common stock at or above the price at which you purchased such shares.

Fluctuations in the price of shares of our common stock could contribute to the loss of all or part of your investment. If an active market for our securities develops and continues, the trading price of shares of our common stock could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control.

Factors affecting the trading price of our common stock may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
●	issuance of new or updated research or reports by securities analysts or changed recommendations for our industries in general;
●	announcements of significant acquisitions, strategic partnerships, joint ventures, collaborations, financings, or capital commitments;
●	the volume of shares of our common stock available for public sale;
●	operating and stock price performance of other companies that investors deem comparable to us;
●	our ability to market new and enhanced products and technologies on a timely basis;
●	changes in laws and regulations affecting our business;
●	our ability to meet compliance requirements;
●	commencement of, or involvement in, litigation involving us;
●	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;
●	the timing and magnitude of investments in the growth of the business;
●	actual or anticipated changes in laws and regulations;
●	additions or departures of key management or other personnel;
●	increased labor costs;
●	disputes or other developments related to intellectual property or other proprietary rights, including litigation;
●	the ability to market new and enhanced solutions on a timely basis;
●	sales of substantial amounts of shares of our common stock by our directors, executive officers, significant stockholders or the perception that such sales could occur;
●	trading volume of shares of our common stock, including as a result of transactions we may execute pursuant to existing financing arrangements;
●	changes in capital structure, including future issuances of securities or the incurrence of debt and the terms thereof; and
●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

If we fail to comply with the continued listing requirements of Nasdaq, we would face possible delisting, which would result in a limited public market for our shares, limit our ability to access existing liquidity facilities and make obtaining future financing more difficult for us.

Shares of our common stock are currently listed on Nasdaq under the symbol “JTAI”. In order to continue listing our securities on Nasdaq, we must maintain certain financial, distribution and stock price levels. We cannot assure you that we will be able to continue to meet those listing requirements.

On February 6, 2026, we received the Notice Letter from the Nasdaq Listing Qualifications Department of Nasdaq stating that we are not in compliance with Nasdaq Listing Rule 5450(a)(1), the Minimum Bid Price Requirement, as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. The Notice Letter has no immediate effect on the listing or trading of our common stock. We have 180 calendar days, or until August 5, 2026, to regain compliance with the Minimum Bid Price Requirement. In the event we do not regain compliance with the Minimum Bid Price Requirement during the Initial Compliance Period, we may be eligible for an additional 180-calendar day compliance period if, at that time, we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement.

At the 2025 annual meeting of stockholders, we received stockholder approval to effect a reverse stock split of our issued and outstanding shares of common stock at a ratio of up to 1-for-250. Should we not regain compliance with the Minimum Bid Price Requirement during the Initial Compliance Period or the Additional Compliance Period, if applicable, we expect to effect such a reverse stock split in a sufficient ratio so as to cause us to regain compliance with the Minimum Bid Price Requirement. Although we believe that we will be able to regain compliance with the Minimum Bid Price Requirement, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement, satisfy the requirements necessary for eligibility for an Additional Compliance Period, or maintain compliance with any other listing requirements. Failure to meet the continued listing standards of Nasdaq may result in shares of our common stock being delisted from Nasdaq.

If Nasdaq were to delist shares of our common stock from trading and we are unable to list shares of our common stock on another national securities exchange, we expect shares of our common stock could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for shares of our common stock;
●	reduced liquidity for shares of our common stock;
●	a determination that our common stock qualifies as a “penny stock,” requiring brokers trading in shares of our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for shares of our common stock;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since shares of our common stock are listed on Nasdaq, they qualify as a covered security. Although the states are preempted from regulating the sale of our securities, the federal statute allows the states to investigate companies if there is a suspicion of fraud. If there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on a securities exchange, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Stockholders may experience dilution of their ownership interest due to the issuance of shares of our common stock.

In order to raise additional capital, we may at any time (but subject to applicable limitations imposed under SEC rules or Nasdaq rules), offer, sell, and issue additional shares of our common stock (or other securities) under an effective Registration Statement on Form S-3 (File No. 333-289982 and/or File No. 333-293011). These sales may be made from time to time pursuant to the Equity Distribution Agreement with Maxim Group LLC dated November 21, 2025, as amended, or otherwise. If we raise capital through the issuance of equity securities, the percentage ownership of our existing stockholders may be reduced, and such existing shareholders may experience dilution in net book value per share. Any such newly-issued equity securities may also have rights, preferences or privileges senior to those of the holders of the common shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness may involve restrictive covenants that impair our ability to pursue our growth strategy and other aspects of its business plan, expose us to greater interest rate risk and volatility, require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital and capital expenditures, increase our vulnerability to general adverse economic and industry conditions, place us at a competitive disadvantage compared to our competitors that have less debt, and limit our ability to borrow additional funds. In connection with any such future capital raising transactions, whether involving the issuance of equity securities or the incurrence of indebtedness, we may be required to accept terms that restrict our ability to raise additional capital for a period of time, which may limit or prevent us from raising capital at times when it would otherwise be opportunistic to do so.

Sales of shares of our common stock, or the perception of such sales, by us or our significant stockholders in the public market or otherwise could cause the market price for shares of our common stock to decline.

The sale of shares of common stock in the public market or otherwise, particularly sales by our officers or directors, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that is deemed appropriate. Resales of shares of our common stock may cause the market price of shares of our common stock to drop significantly, even if our business is doing well.

We have an effective Registration Statement on Form S-3 (File No. 333-281578 and File No. 333-292836) providing for the initial sale and issuance of our securities in an amount up to approximately $55.8 million. We also have an effective Registration Statement on Form S-3 (File No. 333-293011) providing for the initial sale and issuance of our securities in an amount up to $250 million. Given the substantial number of shares of common stock registered under these Registration Statements on Form S-3, the issuance of sales of our common stock or the sale of shares of our common stock by existing stockholders, or the perception of any such issuance or sale, could increase the volatility of the market price of shares of our common stock or result in a significant decline in the public trading price of shares of our common stock. Some of our existing stockholders have or may acquire their shares at a significant discount to the market price of shares of our common stock. This may create an incentive for such stockholders to sell shares of our common stock because such stockholders purchased the shares of our common stock at prices lower than the then-current trading price of shares of our common stock.

Stockholder activism could disrupt our business and harm our stock price.

We may face actions or proposals from activist stockholders that conflict with our business strategy, contemplated transactions, and other stockholders’ interests. Responding to these activities can be costly, time-consuming, and distract management and the Board from running our business. Activism may also create uncertainty about our future direction, which could harm relationships with customers, strategic partners, counterparties to prospective transactions, suppliers, and employees, and make it harder to implement our business strategy. If a proxy contest occurs, we could incur significant legal and solicitation expenses and management attention could be diverted. Activist campaigns may also lead to litigation, further increasing costs and disruption. These activities could negatively affect our ability to execute our strategic plan and cause our stock price to fluctuate. In February 2026 we adopted, and may again in the future choose to adopt, a rights agreement, which when in place, could have certain anti-takeover effects.

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

Item 2 Properties

We lease space for our corporate headquarters in Las Vegas, Nevada, consisting of office space and the use of shared conference facilities. We believe this leased office is in satisfactory condition and is suitable for the conduct of our business.

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

Shareholders

As of March 6, 2026, we had 3,745 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

Set forth below is information regarding equity securities issued by the registrant since January 1, 2025 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) and not previously disclosed in a report we have filed with the SEC:

1.	From October 2024 through the date of this Report, the Company issued a total of 1,500 shares of Series B Preferred Stock from the full exercise of the Ionic Warrant for gross proceeds of $15.0 million before deducting offering costs of $2,951,000. And, since October 2024 issued a total of 43,796,343 shares of common stock upon the conversion of those shares of Series B Preferred Stock. The securities were offered and sold in reliance on the exemptions from registration contained in Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

In each transaction in which we relied on Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder, we did not engage in any general solicitation or advertising, and we offered the securities to a limited number of persons with whom we had pre-existing relationships. We exercised reasonable care to ensure that the purchasers of securities were not underwriters within the meaning of the Securities Act, including making reasonable inquiry prior to accepting any subscription, making written disclosure regarding the restricted nature of the securities, and placing a legend on the certificates representing the shares. Further, stop-transfer restrictions were placed with our transfer agent and a restrictive legend was placed on the certificate or instrument representing the securities in connection with these offerings. In addition, sales in the transactions exempt under Rule 506(b) were made exclusively to what the Company reasonably believed were accredited investors as defined in Rule 501 of the Securities Act. The recipients of securities in each of these transactions acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2025, regarding awards issued under our Omnibus Incentive Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders
Omnibus Incentive Plans	22,668	$998.26	775,000
Equity compensation plans not approved by security holders	—	—	—
Total	22,668	$998.26	775,000

(1)	The total number of shares reserved under our Omnibus Incentive Plan also includes an amount of shares of Common Stock that is necessary for all shares of Common Stock issuable in connection with the vesting of certain performance share unit awards that we granted to our executive management team.

Item 6 [Reserved]

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information which Jet.AI’s management believes is relevant to an assessment and understanding of its consolidated results of operations and financial condition. You should read the following discussion and analysis of Jet.AI’s financial condition and results of operations together with the historical audited annual consolidated financial statements as of and for the years ended December 31, 2025 and 2024, and the related notes that are included elsewhere in this Report.

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

Percentage amounts included in this Report have not in all cases been calculated on the basis of rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Report may vary from those obtained by performing the same calculations using the figures in the consolidated financial statements included elsewhere in this Report. Certain other amounts that appear in this Report may not sum due to rounding.

Unless otherwise indicated, all information in this Report gives effect to a 1-for-225 reverse stock split of our common stock that became effective on November 12, 2024, and all references to shares of common stock outstanding and per share amounts give effect to the reverse stock split.

Overview

The Company was founded in 2018 by Michael Winston, its Executive Chairman. The Company, directly and indirectly through its subsidiaries, historically has been principally involved in (i) the sale of fractional and whole interests in aircraft, (ii) the sale of jet cards, which enable holders to use certain of the Company’s and other’s aircraft at agreed-upon rates, (iii) the operation of a proprietary booking platform, which functions as a prospecting and quoting platform to arrange private jet travel with third-party carriers as well as via the Company’s leased and managed aircraft, (iv) direct chartering of its HondaJet Elite aircraft by Cirrus Aviation Services, (v) aircraft brokerage and (vi) monthly management and hourly operation of customer aircraft.

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

In 2024 and 2025, we launched CharterGPT, our AI-enhanced booking app, and Ava, our agentic AI model, respectively.

In 2025 the Company began transitioning its primary focus to AI data center operations and assets. As part of that transition, in 2025 the Company acquired an approximately 49.9% ownership interest in AIIA Sponsor Ltd. (as previously defined, “Sponsor”), the sponsor of AI Infrastructure Acquisition Corp. (NYSE: AIIA) (as previously defined, “AI Acquisition”), a special purpose acquisition company that completed its initial public offering in October 2025. See “Investment in AIIA Sponsor” below for further discussion.

Potential Sale of Aviation Business Assets

On February 13, 2025, the Company, entered into the Original Merger Agreement with flyExclusive, Merger Sub, and SpinCo. On May 6, 2025, the parties entered into an Amended and Restated Agreement and Plan of Merger and Reorganization (as previously defined, the “Merger Agreement”). Pursuant to the Merger Agreement, (i) as a condition to closing on the Merger Agreement, the Company will effect the Distribution, (ii) Merger Sub will merge with and into SpinCo to effect the Merger, with SpinCo surviving the Merger as a wholly owned subsidiary of flyExclusive and (iii) as consideration for the Merger, the Company’s existing stockholders will have the right to receive shares of Class A common stock of flyExclusive. Additionally, the Company’s stockholders will continue to own and hold their existing shares of the Company’s common stock as of closing of the Merger.

The Merger Agreement amends, restates, replaces and supersedes the Original Merger Agreement in its entirety. Except as follows, the material terms of the Transactions were unchanged in the Merger Agreement. The Merger Agreement, among other things, amended the Original Merger Agreement to provide that eighty percent of the merger consideration shares will be issued upon the closing, and twenty percent of the merger consideration shares will be held in reserve by flyExclusive until a final post-closing purchase price is determined. Once the final post-closing purchase price is determined, flyExclusive will only issue additional merger consideration shares from the reserve on a dollar for dollar basis up to the lesser of the final purchase price and the initial purchase price.

On February 11, 2026, the parties entered into an amendment to the Merger Agreement (as previously defined, the “Amendment”), which (i) eliminates the closing condition that would have required the Company to execute a new securities purchase agreement with a third-party investor, pursuant to which the Company would have issued the investor a warrant to purchase up to $50 million worth of shares of a newly-designated series of preferred stock, and (ii) provides the Company with the ability to explore and negotiate potential post-closing strategic transactions, provided that any such transaction must be conditioned upon the closing of the Transactions and consummated after the closing of the Transactions.

In connection with executing the Original Merger Agreement, the Company, SpinCo, and flyExclusive entered into the Separation and Distribution Agreement pursuant to which the Company will effect the Separation by transferring the business, operations, services and activities of the Company’s fractional and jet card business to SpinCo and will no longer operate a fractional and jet card consummate the Distribution. After the Separation and Distribution, the Company will no longer operate a fractional or jet card business. The Company will continue to operate and retain its software and intellectual property assets, but will cease to hold its aircraft fractional, jet card and management assets. The Transactions are subject to various conditions to closing, including the receipt of stockholder approval, and are expected to close during the second quarter of 2026.

Joint Venture

On June 26, 2025, we entered into the JV Agreement with Consensus Core pursuant to which we and Consensus Core agreed to establish a joint venture allowing us to collaborate in developing data centers. In furtherance of this collaboration, we and Consensus Core entered into the Contribution Agreement with Consensus Core and Convergence Compute on July 2, 2025. Pursuant to the Contribution Agreement, we contributed $300,000 to Convergence Compute at the first closing of the transactions contemplated by the JV Agreement and acquired a 0.5% equity interest in Convergence Compute. Ultimately, we have agreed to contribute up to an aggregate $20 million to Convergence Compute in five tranches that are each tied to specific project development milestones.

On November 7, 2025, we announced that the milestones associated with the second closing—including the contribution by Consensus Core of all equity interests of its data center project located in Midwestern Canada (as previously defined, the “Midwest Project”) to Convergence Compute—had been substantially completed and we have since contributed the $1.7 million in connection with the second milestone. As a result, we and Consensus Core each received a 17.5% equity interest in the Midwest Project and we received an additional 0.5% equity interest in Convergence Compute.

In connection with the third closing under the Contribution Agreement, Consensus Core will contribute all equity interests in its data center project located in Maritime Canada (as previously defined, the “Maritime Project”) to Convergence Compute. As a result of this contribution, we and Consensus Core each will receive a 17.5% equity interest in the Maritime Project and we will receive an additional 0.5% equity interest in Convergence Compute. If all five closings contemplated by the Contribution Agreement occur, we will hold an aggregate equity interest of 2.5% of Consensus Core, an equity interest of 17.5% in the Midwest Project, and an equity interest of 17.5% in the Maritime Project.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	For the Year Ended December 31,
	2025	2024

Revenues	$9,177,767	$14,022,628

Cost of revenues	9,477,806	14,987,245

Gross loss	(300,039)	(964,617)

Operating Expenses:
General and administrative (including stock-based compensation of $1,626,102 and $4,287,236, respectively)	8,746,440	10,752,048
Sales and marketing	779,004	687,785
Research and development	244,237	162,152
Total operating expenses	9,769,681	11,601,985

Operating loss	(10,069,720)	(12,566,602)

Other (income) expense:
Interest expense	—	167,054
Other income	(182,194)	(221)
Unrealized gain on other investments	(14,477,000)	—
Total other (income) expense	(14,659,194)	166,833

Income (loss) before provision for income taxes	4,589,474	(12,733,435)

Provision for income taxes	—	—

Net income (loss)	$4,589,474	$(12,733,435)

Less deemed dividend from warrant exchange offer	—	(540,255)
Less cumulative preferred stock dividends	—	(109,303)

Net income (loss) to common stockholders	$4,589,474	$(13,382,993)

Weighted average shares outstanding — basic	3,026,488	279,201
Weighted average shares outstanding — Diluted	13,766,617	279,201
Net income (loss) per share — basic	$1.52	$(47.93)
Net income (loss) per share — Diluted	$0.33	$(47.93)

Revenues

Revenues for 2025 totaled $9.2 million, a $4.8 million decrease from revenues of $14.0 million for fiscal 2024, and were comprised of approximately $4.8 million of revenues related to our CharterGPT software app and Cirrus charter services (being $3.0 million in software-related revenue and $1.8 million in revenue from the chartering of our HondaJets by our operating partner Cirrus), $3.2 million in services revenue from the management of customers’ aircraft, $1.1 million in Jet Card revenue for hours flown and other charges based on hours flown, and $159,000 in other revenue. The primary reason for the decrease was due to a reduction in Cirrus charter, software app, and Jet Card revenues of $2.1 million, $1.2 million, and $1.2 million, respectively, in the 2025 period due to the planned sale of the Company’s aviation assets to flyExclusive. Upon the closing of the proposed transaction with flyExclusive we will cease to generate revenues from our legacy Jet Card and fractional programs.

The following table sets forth a breakout of revenue components by subcategory for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Software App and Cirrus Charter	$4,804,747	$8,128,997
Jet Card and Fractional Programs	1,053,357	2,288,036
Management and Other Services	3,319,663	3,605,595
Total	$9,177,767	$14,022,628

The Company recognized $3.0 million in revenue related to app-generated services and software revenues related to charter bookings made through its CharterGPT app in 2025, a decrease of $1.2 million, or 29.0%, from $4.2 million in 2024, reflecting reduced brokerage staff for the CharterGPT app and aviation piece(s) that will be retained after the flyExclusive transaction.

The Company recognized $3.2 million in service revenue in 2025, a decrease of $405,000, or 11.3%, from $3.6 million in 2024, relating to reduced flying by the owners of the Company’s managed aircraft. During 2025, the Company sold 20 prepaid flight hours under its jet card and fractional programs, amounting to $116,000, and recognized $948,000 of revenue for 168 flight hours flown or forfeited, as well as $105,000 in additional charges. These additional charges primarily represent charges for cost reimbursements such as a fuel component adjustment to adjust for changes in fuel prices relative to the jet card and fractional contracts’ base fuel price and reimbursement of federal excise taxes. Prepaid flight hours are recognized as revenue as the flight hours are used or forfeited. At December 31, 2025, the Company recorded deferred revenue of $443,126 on its consolidated balance sheets, which includes $259,000 related to jet card prepayments for which the related travel had not yet occurred, $184,000 with respect to customer prepayments associated with software app transactions, and $315 with respect to the management of aircraft.

In 2024, we sold 285 prepaid flight hours amounting to approximately $1.7 million and recognized approximately $2.1 million of revenue for 348 flight hours flown or forfeited, as well as additional charges of approximately $208,000. At December 31, 2024, the Company recorded deferred revenue of $1,319,746 on its consolidated balance sheets.

The decrease in flight hours sold and flown primarily resulted from the planned sale of the Company’s aviation assets to flyExclusive.

The following table details the flight hours sold and flown or forfeited, as well as the associated deferred revenues and recognized revenues, respectively, and additional charges for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024
Deferred revenue at the beginning of the year (1)	$1,319,746	$1,779,794

Prepaid flight hours sold
Amount	$116,000	$1,662,250
Total Flight Hours	20	285

Prepaid flight hours flown
Amount	$948,470	$2,080,371
Total flight hours	168	348

Additional charges	$104,887	$207,665
Total flight hour revenue	$1,053,357	$2,288,036

Deferred revenue at the end of the year (2)	$443,126	$1,319,746

(1)	Deferred revenue at December 31, 2024 and 2023 also includes $212,278 and $268,818, respectively, with respect to customer prepayments associated with software app transactions and $16,233 and $0, respectively, with respect to the management of aircraft.
(2)	Deferred revenue at December 31, 2025 and 2024 also includes $184,046 and $212,278, respectively, with respect to customer prepayments associated with software app transactions and $315 and $16,233, respectively, with respect to the management of aircraft.

In addition to its software app and jet card revenues, the Company also generates revenue through the direct chartering of its HondaJet aircraft by Cirrus. During 2025, this revenue amounted to approximately $1.8 million, a decrease of $2.1 million, or 53.6%, from $3.9 million in the prior year. The decreased revenue was a result of the decreased chartering of the Company’s HondaJet fleet, as well as reduced pilot availability in 2025 as compared to 2024 resulting from the planned sale of the Company’s aviation assets to flyExclusive.

Management and Other Service revenues totaled $3.3 million in 2025, a decrease of $286,000, or 7.9%, from $3.6 million in 2024. The Company continued to provide aircraft management services throughout 2025.

Cost of Revenues

Our cost of revenue is comprised of payments to Cirrus for the maintenance and management of our fleet aircraft, commissions to Cirrus for their arranging for charters on our aircraft, aircraft lease expense, federal excise tax relating to jet card and third-party charters, and payments to third-party aircraft operators for both charter flights booked through CharterGPT, as well as the cost of subcharters for covering jet card flights when our HondaJets were unavailable. The management of our aircraft by Cirrus covers all our aircraft regardless of whether the aircraft are used for program flight hours or charter flights and includes expenses such as fuel, pilot wages and training costs, aircraft insurance, maintenance and other flight operational expenses.

During 2025, the Company operated three HondaJets, one King Air 390i and one CJ4. As a result of the decrease in jet card and Cirrus charter flight activity, operating expenses related to the operation of the Company’s aircraft and payments to Cirrus for their management decreased $3.5 million from $9.3 million in 2024 to $5.8 million in 2025, and aircraft lease payments decreased $56,000 from $1.4 million in 2024 to $1.3 million in 2025. The Company also incurred third-party charter costs of approximately $2.1 million in 2025, a $1.6 million decrease over 2024, as a result of the reduction in ad hoc charters and a reduced need for subcharters used for covering jet card flights when our HondaJets were unavailable. Federal excise tax and merchant fees relating to charter flights decreased $356,000 in 2025 to $281,000 from $637,000 in 2024. In total, it cost $9.5 million to operate these five aircraft in 2025, compared to $15.0 million to operate four aircraft in 2024.

Gross Loss

The resulting gross loss totaled $300,000 for 2025, compared to $965,000 for the 2024 fiscal year. The decreased gross loss was a result of decreased pilot, fuel, training and maintenance costs, together with lower utilization on our HondaJets.

Total Operating Expenses

In 2025, the Company’s operating expenses decreased by approximately $1.8 million from 2024 due to an approximate $2.0 million decrease in selling, general and administrative expenses, offset by a $91,000 increase in sales and marketing expenses and a $82,000 increase in research and development costs. Excluding non-cash stock-based compensation of $1.6 million and $4.3 million in 2025 and 2024, respectively, general and administrative expenses rose by approximately $656,000 primarily due to a $436,000 increase in board of director fees, a $253,000 increase in Directors and Officers insurance costs, an increase in professional legal service expenses of $190,000 with a substantial portion of these expenses during the 2025 period related to the potential flyExclusive transaction, an increase in wages of $160,000, offset by a decrease in consulting fees of $46,000, a decrease in regulatory fees of $88,000, and a decrease in dues and subscriptions of $57,000.

The Company’s sales and marketing expenses increased by about $91,000 to $779,000 in 2025 from $688,000 in 2024. These expenses are mainly linked to promoting the Company and its programs, including transitioning its primary focus to AI data center operations and assets.

Research and development expenses increased $82,000 to $244,000 in 2025 from $162,000 in 2024, due to continued development work on additional software offerings.

Operating Loss

As a result of all of the above, in 2025 the Company recognized an operating loss of approximately $10.1 million, which was a decrease in loss of approximately $2.5 million when compared to the prior year. The decrease in operating loss was primarily due to the reduced gross loss and the decrease in general and administrative expenses resulting from the decrease in non-cash stock-based compensation expenses that resulted from the non-cash vesting of employee stock options as well as the decrease in consulting costs.

Other (Income) Expense

During 2025, the Company recognized approximately $14.7 million in other income, net, compared to $167,000 in other expense for the 2024 fiscal year. Other income in 2025 was driven primarily by a $14.5 million unrealized gain from the change in fair value of the Company’s other investments (see “Investment in AIIA Sponsor” below), $182,000 in other income comprised of interest income and dividend income, and the elimination of interest expense of $167,000 in 2024 related to the Bridge Agreement (defined below) that was fully repaid in March 2024.

Net Income (Loss) to Common Stockholders

The Company recorded net income of $4.6 million for the year ended December 31, 2025, compared to a net loss of $12.7 million for the year ended December 31, 2024, a favorable change of $17.3 million. The swing from net loss to net income was driven by the $14.5 million non-cash unrealized gain on the change in fair value of other investments, together with a $2.5 million improvement in operating loss. Excluding the non-cash fair value gain, the Company would have recorded a net loss of approximately $9.9 million for the year ended December 31, 2025.

There were no deemed dividends or cumulative preferred stock dividends in 2025, compared to a $540,000 deemed dividend from the Company’s warrant exchange offer and $109,000 in cumulative preferred stock dividends in 2024. Accordingly, net income to common stockholders was $4.6 million in 2025 compared to a net loss to common stockholders of $13.4 million in 2024.

Net income per share — basic and diluted was $1.52 and $0.33, respectively for 2025, compared to net loss per share — basic and diluted of $(47.93) for 2024, based on weighted average shares outstanding of 3,026,488, 13,766,617 and 279,201, respectively. The significant increase in weighted average shares outstanding reflects common stock issuances during 2024 and 2025, including shares issued upon conversion of Series B Preferred Stock.

Liquidity and Capital Resources

Overview

As of December 31, 2025, the Company’s cash and cash equivalents were approximately $1.8 million, compared to $5.9 million at December 31, 2024. There was a liquidity reserve of $500,000 in a separate bank account pledged as security to an aircraft lessor, which the Company records as restricted cash on its balance sheet as of December 31, 2025, as well as a maintenance reserve of approximately $690,000 for this leased aircraft. As of December 31, 2025, current liabilities exceeded current assets by approximately $1.5 million. Of the $3.7 million in current liabilities, approximately $443,000 represents deferred revenue that will be satisfied through delivery of services rather than cash payments.

During the year ended December 31, 2025, the Company raised: (1) $11.0 million from the exercise of the Ionic Warrant for the issuance of shares of Series B Preferred Stock, and (2) approximately $713,000 from sales of common stock under its ATM Sales Agreement and otherwise. These proceeds were partially offset by offering costs of approximately $2.5 million.

The Company also incurred negative cash flows from operating activities and continues to have an accumulated deficit of approximately $48.0 million as of December 31, 2025. While the Company recorded net income of $4.6 million in 2025, this was driven by the non-cash fair value unrealized gain on other investments; as operating cash flows remained negative at $8.2 million.

The Company expects to continue to incur operating losses for at least the next 12 months. To fund its on-going obligations and operations, the Company intends to rely on funds available from potential sales of equity and debt securities, including shares of common stock that are expected to occur from time to time under its at-the-market sales program (further described below) effected in accordance with the Equity Distribution Agreement dated November 21, 2025, as amended in January 2026. The Company also has the ability to reduce cash burn to preserve capital. In the absence of external financing the Company is prepared to cut its cash utilization by ceasing marketing and customer acquisition, suspending software development, streamlining operations, and servicing only existing customers. Such a reduction would allow the Company to continue to operate for a year or more by management’s estimate.

Ionic / Hexstone Transaction

General

On March 28, 2024, the Company entered into a Securities Purchase Agreement and related documents described below for a private placement with Ionic Ventures, LLC (as defined above, “Ionic”), which closed on March 29, 2024, which we collectively refer to as the “Ionic Transaction.” At the initial closing, the Company initially issued to Ionic (a) 150 shares of its Series B Convertible Preferred Stock (“Series B Preferred Stock”) and (b) 1,111 shares of common stock. In addition, the Company issued to Ionic a warrant to purchase up to 1,500 shares of Series B Preferred Stock (the “Ionic Warrant”). At the initial closing, the Company received gross proceeds of $1,500,025, reflecting payment for the Series B Preferred Stock and the common stock, in connection with the Ionic Transaction. This amount excludes the proceeds from the exercise of the Ionic Warrant.

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

Conversions of Series B Preferred Stock; Warrant Exercises

Starting in October 2024, and through the date of this Report, Ionic has converted in full the 150 shares of Series B Preferred Stock issued at the initial closing, the 50 additional shares issued in connection with a letter agreement entered into in September 2024, and all 1,500 shares of Series B Preferred Stock issued pursuant to the full exercise of the Ionic Warrant. Those conversions, in total, resulted in the issuance of 43,796,343 shares of Common Stock (as adjusted to give effect to the reverse stock split).

On October 28, 2024, Ionic partially exercised the Ionic Warrant for 150 additional shares of Series B Preferred Stock, resulting in total proceeds to the Company of $1.5 million. On November 14, 2024, Ionic partially exercised the Ionic Warrant for 250 additional shares, resulting in proceeds of $2.5 million. On January 23, 2025, Ionic partially exercised the Ionic Warrant for 250 additional shares, resulting in proceeds of $2.5 million. On February 27, 2025, Ionic exercised the remainder of the Ionic Warrant for 850 additional shares, resulting in proceeds of $8.5 million.

From the closing of the Ionic Transaction through December 31, 2025, Ionic sold an aggregate of 3,625,610 shares of our common stock, comprised of: (i) 1,466,578 shares sold pursuant to Rule 144; (ii) 133,777 shares sold under a registration statement on Form S-1 (Reg. No. 333-279385); (iii) 600,000 shares sold under our registration statement on Form S-3 (Reg. No. 333-283207); (iv) 1,269,255 shares sold under our registration statement on Form S-3 (Reg. No. 333-284504); and (v) 156,000 shares sold under our registration statement on Form S-3 (Reg. No. 333-289982). As of December 31, 2025, Ionic held 300 shares of Series B Preferred Stock.

During 2026, Ionic sold an additional 10,129,504 shares pursuant to Rule 144. As of the date of this Report, Ionic holds no shares of our Series B Preferred Stock or common stock.

During 2026, Hexstone Capital, LLC (who was assigned certain rights or shares by Ionic) sold an aggregate of 30,041,229 shares of our common stock, comprised of: (i) 1,800,000 shares sold under our registration statement on Form S-3 (Reg. No. 333-289982); and (ii) 28,241,229 shares sold pursuant to Rule 144. As December 31, 2025, Hexstone held 450 shares of our Series B Preferred Stock.

Share Purchase Agreement

The Company entered into a Share Purchase Agreement on August 4, 2022, with GEM Yield LLC SCS and GEM Yield Bahamas Limited (together, “GEM”), which provides for potential future equity purchases of up to $40 million, subject to certain conditions. The agreement expires on August 11, 2026. Through early 2024, the Company drew down $2,550,024 under this facility and has not utilized it since. In consideration for GEM’s commitment, the Company paid GEM a commitment fee equal to $800,000 in shares of common stock. In October 2024, the Company issued 36,886 shares of common stock to satisfy in full the outstanding commitment fee payable discussed in Note 7 to the consolidated financial statements in this Report and 58,447 shares of common stock under the Share Purchase Agreement with GEM for total consideration of $2.5 million.

On August 10, 2023, the Company issued GEM a warrant (as subsequently amended, the “GEM Warrant”) granting it the right to purchase up to 6% of the outstanding common stock of the Company on a fully diluted basis as of the date of listing of our common stock on Nasdaq. Accordingly, the warrant exercise price was reduced to $5.51 per share as of December 31, 2025. The warrant may be exercised by payment of the per share amount in cash or through a cashless exercise.

The Company did not effect any drawdowns under this agreement in 2025, and does not expect to effect any drawdowns in 2026.

Investment in AIIA Sponsor

In July 2025, the Company made a capital contribution of approximately $2.7 million to Sponsor, which serves as the sponsor of AI Acquisition, in exchange for 1,912,833 units comprising ordinary shares and preference shares (together, the “Sponsor Equity Interest”). The Company’s contribution represents an approximate 49.9% interest in the Sponsor. AI Acquisition is a special purpose acquisition company that intends to focus on opportunities with companies and/or strategic assets in high-impact private technology companies advancing artificial intelligence and machine learning capabilities, as well as those involved in building, operating, or enabling next-generation data center infrastructure. Sponsor was founded and organized by certain of the Company’s executive officers and directors.

On October 6, 2025, AI Acquisition completed its initial public offering, selling an aggregate of 13,800,000 Units at a price of $10.00 per unit, resulting in total gross proceeds of $138,000,000. In connection with the initial public offering, Sponsor purchased 269,000 private placement units at $10.00 per unit. At the close of the offering, Sponsor held 4,600,000 Class B ordinary shares of AI Infrastructure and 269,000 private placement units.

As of December 31, 2025, the fair value of the Sponsor Equity Interest was $17,137,000, as determined using a probability weighted expected return method as described in Note 4 to the consolidated financial statements in this Report. During the year ended December 31, 2025, the Company recognized an unrealized gain of $14,477,000 in other income related to the change in fair value of this investment. This non-cash gain was the primary driver of the Company’s swing from a net loss to net income during 2025.

The Company’s Sponsor Equity Interest is a level 3 fair value measurement that requires significant unobservable inputs, including the probability of AIIA consummating a business combination. An increase or decrease in any of the unobservable inputs could result in a material change in the estimated fair value. See Note 4 to the consolidated financial statements for additional information regarding the fair value methodology.

Bridge Agreement

On September 11, 2023, the Company entered into a binding term sheet (“Bridge Agreement”) with eight investors to provide the Company $500,000 of short-term bridge financing. The Bridge Agreement provided for the issuance of promissory notes, in an aggregate principal amount of $625,000, reflecting a 20% original issue discount. The notes bore interest at 5% per annum and matured on March 11, 2024. In March 2024, the Company fully repaid the Bridge Agreement in the amount of approximately $683,000, representing principal, redemption premium and interest.

Other Equity Issuances and Settlement Arrangements

Maxim Payment and Settlement Agreement

On August 10, 2023, the Company entered into a settlement agreement (“Maxim Settlement Agreement”) with Maxim Group LLC, the underwriter for the Company’s initial public offering (“Maxim”). Pursuant to the Maxim Settlement Agreement, the Company issued (a) 1,200 shares of common stock and (b) 1,127 Series A Preferred Shares in an amount equal in value to $1,127,000. The Series A Preferred Shares accrue a dividend at the rate of 8% per annum, payable quarterly.

During the year ended December 31, 2024, the Company issued 10,167 shares of common stock upon the conversion of 551 shares of Series A Preferred Shares. In November 2024, the Company redeemed in full the remaining 576 shares of Series A Preferred for an aggregate redemption price of $663,740, which included cumulative unpaid preferred stock dividends totaling $87,740. As a result of this redemption there are no shares of Series A Preferred issued and outstanding as of December 31, 2025 or December 31, 2024.

Warrants

On various dates at the end of December 2023 and through early 2024, the Company entered a number of separate warrant exchange agreements with various unaffiliated second-party warrant holders with respect to warrants to purchase an aggregate of 6,605 shares of our common stock (the “Exchanged Warrants”). Pursuant to these warrant exchange agreements, the Company issued an aggregate of 6,605 shares of common stock to those warrant holders in exchange for the surrender and cancellation of the Exchanged Warrants.

In December 2023 and January 2024, holders of an aggregate of 400 and 287 public warrants, respectively, were exercised for an equal number of shares of our common stock, generating net proceeds to us of $1,777,475.

At the Market Offering

On November 21, 2025, we put an ATM (“At the Market”) program, in place to allow us to sell shares of our common stock under that program from time to time through Maxim Group LLC (“Maxim”) as agent in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $10.0 million (the “ATM Program”). The ATM Program was amended twice in January 2026 to increase the amount that may be sold under the ATM Program by an additional 7.9 million and an additional $35.1 million, respectively (subject to any limitations imposed under SEC rules). The common stock is distributed at the market prices prevailing at the time of sale. As a result, prices of the common stock sold under the ATM Program may vary between purchasers and during the period of distribution. The ATM Agreement provides that Maxim is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. During 2025, we sold 751,426 shares of our common stock under the ATM Program at an average price of $0.95 per share for net proceeds of $713,372 after commissions and sale expenses.

Cash Flows

As of December 31, 2025, the Company’s cash and cash equivalents were approximately $1.8 million. There was a liquidity reserve of $500,000 in a separate bank account pledged as security to an aircraft lessor, which the Company records as restricted cash on its consolidated balance sheets at December 31, 2025 and 2024, as well as a maintenance reserve of approximately $690,000 for the leased aircraft which is included in deposits and other assets in the consolidated balance sheets.

The following table summarizes our cash flows for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(8,225,095)	$(8,225,594)
Net cash used in investing activities	(5,075,000)	(2,409,372)
Net cash provided by financing activities	9,246,971	14,407,050
(Decrease) increase in cash and cash equivalents	$(4,053,124)	$3,772,084

Cash Flow from Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $8.2 million compared to $8.2 million for the year ended December 31, 2024. Despite the Company recording net income of $4.6 million in 2025, cash used in operations remained elevated because the $14.5 million unrealized gain on the change in fair value of other investments was a non-cash item. The non-cash unrealized gain was partially offset by $1.6 million in stock-based compensation expense, $540,000 in non-cash operating lease costs, and $3,000 in depreciation and amortization. Changes in operating assets and liabilities included a $1.3 million increase in accounts payable, a $109,000 decrease in other current assets, and a $35,000 decrease in accounts receivable, which were offset by a $877,000 decrease in deferred revenue, a $526,000 decrease in operating lease liability, and a $515,000 decrease in accrued liabilities.

Cash Flow from Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 was $5.1 million as compared to $2.4 million in 2024. The increase in cash used in investing activities was driven by: (i) $2.7 million invested in other investments (the capital contribution to Sponsor), (ii) $1.7 million in additional aircraft deposits, and (iii) $765,000 contributed to the Company’s joint venture with Consensus Core. Investing activities in 2024 primarily consisted of $2.4 million in aircraft deposits.

Cash Flow from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $9.2 million, compared to $14.4 million in 2024. Cash provided by financing activities in 2025 consisted primarily of $11.0 million in proceeds from the exercise of the Ionic Warrant for shares of Series B Preferred Stock and $713,000 from sales of our common stock, partially offset by $2.5 million in offering costs. The decrease in cash provided by financing activities compared to 2024 reflects the fact that 2024 included $11.9 million in proceeds from the sale of common stock, $4.0 million from Ionic Warrant exercises, $1.5 million from the sale of Series B Preferred Stock, and $742,000 from warrant exercises, partially offset by $1.9 million in offering costs, $1.2 million for the redemption of Series A and Series A-1 Preferred Stock, and $669,000 in note repayments.

Aircraft Financing Arrangements

In November 2021 and April 2022, the Company entered into two separate five-year leasing arrangements for the acquisition of two of its HondaJet Elite aircraft. At any time during their term, the Company has the option to purchase either aircraft from the lessor at the aircraft’s fair market value at that time. The leasing arrangements also require the Company to hold a combined liquidity reserve of $500,000 in a separate bank account pledged as security to the lessor, which the Company records as restricted cash on its balance sheet, as well as a maintenance reserve of approximately $690,000 for one of the leased aircraft. Events of default under the leasing arrangements include, among other things, failure to make the monthly payments (with a 10-day cure period), default on other indebtedness, breaches of covenants related to insurance and maintenance requirements, change of control or merger, insolvency and a material adverse change in the Company’s business, operations or financial condition. Please see Note 7 to the Company’s financial statements for the year ended December 31, 2025 for a further description of these leasing arrangements.

As of December 31, 2025, future minimum lease payments under the Company’s operating lease totaled $503,250, with $7,468 of imputed interest, resulting in a lease liability of $495,782, all of which is classified as current.

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the fair value of options granted and the fair value of other investments. Although considerable variability is likely to be inherent in these estimates, management believes that the amounts provided are reasonable.

Revenue Recognition

In applying the guidance of ASC 606, the Company determines revenue recognition through five steps: (i) identification of the contract(s) with a customer; (ii) identification of the performance obligations; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, a performance obligation is satisfied.

Revenue is derived from a variety of sources including, but not limited to, (i) fractional/whole aircraft sales, (ii) fractional ownership and jet card programs, (iii) ad hoc charter through the Company’s booking app and CharterGPT, (iv) direct chartering of its HondaJet Elite aircraft by Cirrus, and (v) aircraft management. Revenue is recognized upon transfer of control of the Company’s promised services. Deferred revenue represents customer prepayments for which the Company has not yet satisfied its performance obligations.

Stock-Based Compensation

The Company accounts for stock awards under ASC 718, Compensation—Stock Compensation. Under ASC 718, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite vesting period or over the nonemployee’s period of providing goods or services. The fair value of each stock option or warrant award is estimated on the date of grant using the Black-Scholes option valuation model. During the years ended December 31, 2025 and 2024, stock-based compensation expense of $1,626,102 and $4,287,236, respectively, was recognized. As of December 31, 2025, there was approximately $192,000 in unrecognized stock-based compensation, which will be recognized through September 2027.

Trend Information

The Company’s business and operations are sensitive to general business and economic conditions in the U.S. and worldwide along with local, state, federal and foreign governmental policy decisions. A host of factors beyond Jet.AI’s control in the aviation and artificial intelligence industries, respectively, could cause fluctuations in these conditions. Adverse conditions in aviation in particular may include but are not limited to: changes in the airline industry, fuel and operating costs, changes to corporate governance best practices for executive flying, general demand for private jet travel, regulations on carbon emissions from aviation and market acceptance of the Company’s business model. These adverse conditions could affect the Company’s financial condition and the results of operations.

In May 2025, the Company entered into an Amended and Restated Agreement and Plan of Merger with flyExclusive, Inc. (NYSE American: FLYX) for the sale of the Company’s aviation business assets in an all-stock transaction, with closing expected in the first or second quarter of 2026. Upon closing, the Company intends to operate primarily as an AI data center infrastructure company. This strategic transition is expected to materially change the Company’s revenue composition, cost structure, and operating profile in future periods.

Item 7A Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 229.10(f)(1).

Item 8 Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on Page X.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Interim Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our Interim Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the periods covered by this Report.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2025.

As a non-accelerated filer, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended on December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B Other Information

None.

Item 9C Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10 Directors, Executive Officers and Corporate Governance

The following is a list of our directors and executive officers.

Name	Age	Position
Michael D. Winston, CFA	49	Executive Chairman and Interim Chief Executive Officer, Director
George Murnane	67	Interim Chief Financial Officer, Director
William Yankus(1)(3)	66	Director
Wrendon Timothy(1)(2)(3)	45	Director
Patrick McNulty	41	Chief Operating Officer
Lt. Col. Ran David(2)	51	Director
Donald Jeffrey Woods(3)	50	Director
Ehud Talmor(1)(2)	51	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

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

Executive Officers

Michael D. Winston, CFA founded Jet.AI Inc. (formerly Jet Token) in 2018 and has served as its Executive Chairman since its founding. Upon completion of the Business Combination, he began to serve as Jet.AI’s Interim Chief Executive Officer. Mr. Winston also serves on the board of directors, and as Chief Executive Officer, of AIIA Sponsor Ltd., a Cayman Islands ordinary resident company and the sponsor of AI Infrastructure Acquisition Corp. (NYSE: AIIAU), a blank check special purpose acquisition company incorporated on May 13, 2025, as a Cayman Islands exempted company. He also serves on the board of directors, and as Chief Executive Officer, of AI Infrastructure Acquisition Corp. Mr. Winston began his career in 1999 with Credit Suisse First Boston Corporation and later worked as a portfolio manager at Millennium Partners LP. In 2012, Mr. Winston formed the Sutton View group of companies, an alternative asset management platform where he advised one of the largest academic endowments in the world until 2022. Mr. Winston received an MBA in Finance and Real Estate from Columbia Business School in 2005, and a BA in Economics from Cornell University in 1999. While at Cornell he studied for a year at the London School of Economics and at age 18 won a $1 million prize from IBM for his first startup company. Mr. Winston is a CFA Charterholder, and a member of the Economic Club of New York.

George Murnane served as Jet Token’s Chief Executive Officer from September 2019 to August 2023. Upon completion of the Business Combination, he was named Interim Chief Financial Officer of Jet.AI until such time as we hire a permanent Chief Financial Officer, at which time he will again assume the role of Chief Executive Officer. Mr. Murnane also serves on the board of directors, and as Chief Financial Officer, of AIIA Sponsor Ltd., a Cayman Islands ordinary resident company and the sponsor of AI Infrastructure Acquisition Corp. (NYSE: AIIAU), a blank check special purpose acquisition company incorporated on May 13, 2025, as a Cayman Islands exempted company. He also serves on the board of directors, and as Chief Financial Officer, of AI Infrastructure Acquisition Corp. Mr. Murnane has 30 years of senior executive experience, including 20 years as a Chief Operating Officer and/or Chief Financial Officer in the air transportation and aviation industry, including as Chief Executive Officer for ImperialJet S.a.l from 2013 to 2019, Chief Operating Officer and Acting Chief Financial Officer of VistaJet Holdings, S.A. in 2008, Chief Financial Officer of Mesa Air Group from 2002 to 2007, Chief Operating Officer and Chief Financial Officer of North-South Airways from 2000 to 2002, Executive Vice President, Chief Operating Officer and Chief Financial Officer of International Airline Support Group from 1996 to 2002 and Executive Vice President and Chief Operating Officer of Atlas Air, Inc. from 1995 to 1996. From 2009 until he joined Jet Token, Mr. Murnane was a managing partner of Barlow Partners, a consulting services firm providing operational and financial management, merger and acquisition, financing and restructuring expertise to industrial and financial companies. Mr. Murnane received an MBA with Distinction from The Wharton School of the University of Pennsylvania in 1986 and a BA in Economics from the University of Pennsylvania in 1980. Mr. Murnane is also a Certified Public Accountant.

Patrick McNulty served as Jet Token’s Chief Operating Officer since June 2021 and now serves as Jet.AI’s Chief Operating Officer. Prior to joining Jet.AI, Mr. McNulty was employed by Honda Aircraft Company starting in 2013 and served in various roles, including as a manager of Sales Operations and Business Development with Honda Aircraft Company. While with Honda Aircraft Company, Mr. McNulty led the development of a sales engineering team and was instrumental in product development and market analysis for the manufacturer. Prior to Honda Aircraft Company, Mr. McNulty worked in the aircraft engine division of Rolls-Royce North America and at light jet manufacturer Eclipse Aviation. Mr. McNulty is a graduate of the Embry-Riddle Aeronautical University (BS Aerospace Engineering, MBA Aviation).

Non-Employee Directors

Wrendon Timothy serves as our lead independent director, chairman of the audit committee, and member of the compensation, and nominating and corporate governance committees of the Board since August 2023. Mr. Timothy served as the Chief Financial Officer, Treasurer, Secretary and director of Oxbridge Acquisition Corp. (NASDAQ: OXAC) from April 2021 until the business combination with Jet.AI, and also served as a director on OXAC’s sponsor, OAC Sponsor Ltd. from April 2021 to March 2025. Mr. Timothy serves as a director of Oxbridge Re Holdings Limited (“Oxbridge Re”)(NASDAQ: OXBR) since November 2021, and has served as the Chief Financial Officer and Corporate Secretary of Oxbridge Re since August 2013. In his role with Oxbridge Re, he has provided financial and accounting consulting services with a focus on technical and SEC reporting, compliance, internal auditing, corporate governance, mergers & acquisitions analysis, risk management, and CFO and controller services. Mr. Timothy also serves as an executive and director of Oxbridge Reinsurance Limited and Oxbridge Re NS, the licensed reinsurance subsidiaries of Oxbridge Re. Mr. Timothy also serves as a director of Oxbridge Re other subsidiaries SurancePlus Holdings Ltd., and SurancePlus Inc., a British Virgin Islands Web3 entity.

Mr. Timothy serves as an independent director, chairman of the audit committee, and member of the compensation, and nominating and corporate governance committees of the board of AI Infrastructure Acquisition Corp. (NYSE: AIIA-UN), a Cayman Islands-based blank check special purpose acquisition company (“SPAC”). Since May 2025, Mr. Timothy also serves as a director on AIIA Sponsor Ltd., the SPAC’s sponsor, in which Jet.AI owns a 49.9% equity interest.

Mr. Timothy holds directorship and leadership roles with a number of other privately-held companies, and also serves on various not-for-profit organizations, including his governance role as Chairman of Audit & Risk Committee of The Utility Regulation & Competition Office of the Cayman Islands from May 2021 to December 2022, and June 2023 to present.

Mr. Timothy started his financial career at PricewaterhouseCoopers (Trinidad) in 2004 as an Associate in their assurance division, performing external and internal audit work, and tax-related services. Throughout his career progression and transitions through KPMG Trinidad and PricewaterhouseCoopers (Cayman Islands), Mr. Timothy has successfully delivered services across both the public and private sectors. Mr. Timothy management roles allowed him to be heavily involved in the planning, budgeting, and leadership of engagement teams, serving as a liaison for senior client management, and advising on technical accounting matters. Mr. Timothy is a Fellow of the Association of Chartered Certified Accountants (ACCA), a Chartered Corporate Secretary and also holds a Postgraduate Diploma in Business Administration and a Master of Business Administration, with Distinction (with a Specialism in Finance (with Distinction)), from Heriot Watt University in Edinburg, Scotland. Mr. Timothy is an active Fellow Member of the ACCA, an active member of the Cayman Islands Institute of Professional Accountants (CIIPA), and an active Fellow Member of the Chartered Governance Institute, an active member of the Cayman Islands Directors Association (CIDA), holds the Accredited Director (Acc. Dir.) designation through the Chartered Governance Institute of Canada and has completed executive education at the Stanford Law School Directors’ College.

William L. Yankus has served as one of our independent directors since August 2021. Mr. Yankus is an experienced investment banking specialist with a demonstrated history of working in the insurance industry. Since July 2015, Mr. Yankus has served as Founder and Principal of Pheasant Hill Advisors, LLC, a Connecticut based consulting firm that provides various research, advisory, private equity capital raising and M&A services primarily to the insurance industry and insurance industry investors. Since March 2016, Mr. Yankus has served on the Board of directors of Kingstone Companies, Inc. (NASDAQ: KINS), a New York based NASDAQ-listed property and casualty insurance company. He has also served as the Chairman of Kingstone’s Compensation Committee since April 2017. Mr. Yankus is also a Senior Advisor at Independent Insurance Analysts LLC, which provides investment analysis, credit research and investment banking services related to the life insurance industry. From September 2011 to June 2015, Mr. Yankus served as Managing Director for Sterne Agee. Prior to Sterne Agee, Mr. Yankus also held executive and leadership roles with other reputable financial services and investment banking firms, including serving as Head of Insurance Research at Macquarie Group from December 2009 to November 2010, Managing Director-Insurance Research for Fox-Pitt, Kelton from May 1993 to November 2009, and Vice President, Insurance Research at Conning & Company from June 1985 to April 1993. He completed the CFA program in 1989 and passed the CT uniform CPA exam in 1984. He received his B.A. degree in Economics and Accounting from The College of the Holy Cross.

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

Lt. Col. Ran David (IAF) is a decorated combat pilot in the Israeli Air Force. He has served as a Deputy Squadron Commander and spent over 20 years as a flight instructor. Throughout his career, one of Lt. Col David’s primary responsibilities has been to train, test and approve new IAF fighter pilots. Lt. Col David is a graduate of the USAF Air Command and Staff College and the University of Haifa. Today, Lt. Col. David serves as a pilot for EL AL Israel Airlines Ltd. In addition to his military service, Lt. Col. David is an experienced private business professional with a strong interest in emerging technologies, particularly in the energy sector. He actively seeks and evaluates innovative solutions and ventures in this field. We believe Lt. Col David is qualified to serve as a director because of his considerable aviation industry and pilot training experience.

Jeff Woods is currently the Co-Founder, Chief Product Officer, and a director of Puzl, Inc., a company using artificial intelligence to transform retail. He has served in these roles since 2020. From 2020 to 2025, he also served as President and Board Member of Woods Supermarket, Inc., a mid-sized family-owned chain of supermarkets operating across Missouri, which has been serving its communities for over 75 years. He has served in these roles since 2020. Prior to these roles, from 2011 to 2019, Mr. Woods served in roles of Vice President of Marketing Strategy and Chief Product Strategist with SAP SE (NYSE: SAP) in London and New York. From 2001 to 2011, Mr. Woods served as Vice President of Enterprise Applications Research at Gartner Inc (NYSE: IT) where he was the global lead for enterprise applications. Prior to this, Mr. Woods built and sold his own logistics company. Mr. Woods is a graduate of Cornell University in Applied Economics and holds an MBA from Columbia Business School. We believe Mr. Woods is qualified to serve as a director because of his considerable technology development, artificial intelligence, business and marketing experience.

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

Board Composition

The Board is comprised of seven directors and is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Jet.AI’s directors are among the three classes as follows:

●	the Class I directors are Lt. Col. Ran David and Jeffrey Woods and their terms will expire at the 2027 annual meeting of stockholders;

●	the Class II directors are William Yankus and Wrendon Timothy and their terms will expire at the 2028 annual meeting of stockholders; and

●	the Class III directors are Michael Winston, George Murnane and Ehud Talmor and their terms will expire at the 2026 annual meeting of stockholders.

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

Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, persons who beneficially own more than 10% of a registered class of the Company’s equity securities, and certain other persons to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC, and to furnish the Company with copies of the forms. Based on its review of the forms filed with the SEC, or representations from reporting persons, the Company believes that during the fiscal year ended December 31, 2025 all of its directors, executive officers, and greater than 10% beneficial owners filed such reports in a timely manner; provided however, in December 2025 each of our executive officers (being Messrs. Winston, McNulty and Murnane filed a Form 4 to report an option grant received in September 2024).

Insider Trading Policy

The Board has not yet adopted an insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the registrant’s securities by directors, officers and employees, of the Company or by the Company itself due to other pressing matters fully occupying the resources of a small management team. The Company expects to adopt such a policy before June 30, 2026.

Item 11 Executive Compensation

Jet.AI is a smaller reporting company and an “emerging growth company” within the meaning of the JOBS Act and has opted to comply with the executive compensation disclosure rules applicable to such companies. These rules provide for reduced compensation disclosure for the principal executive officer and the two most highly compensated executive officers other than the principal executive officer (the “named executive officers”). This section provides an overview of our executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below. In order to provide a fuller understanding of the compensation arrangements with our executive officers, the Company has presented full year 2025 and 2024 information, including compensation paid by Jet Token prior to the completion of the Business Combination.

For fiscal year 2025 and 2024, the named executive officers were:

●	Michael Winston, Executive Chairman and Interim Chief Executive Officer;

●	George Murnane, Interim Chief Financial Officer; and

●	Patrick McNulty, Chief Operating Officer.

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

Summary Compensation Table

The following table provides information concerning compensation awarded to, earned by, and paid to each of the named executive officers for services rendered to Jet.AI and Jet Token in all capacities during the years ended December 31, 2025 and 2024, respectively:

Name and Principal Position	Year	Salary ($)	Bonus / Commission ($)	Option Awards(1)($)	All Other Compensation ($)(1,2)	Total ($)
Michael D. Winston	2025	$367,231	$57,750	$--	$68,461	$493,422
Founder Executive Chairman and Interim Chief Executive Officer; Treasurer	2024	$357,606	$100,000	$32,760	$64,796	$555,162

George Murnane	2025	$233,654	$100,000	$--	$112,166	$445,820
Interim Chief Financial Officer and President	2024	$232,212	$100,000	$4,914	$58,008	$395,134

Patrick McNulty	2025	$190,769	$21,352	$--	$52,836	$264,957
Chief Operating Officer	2024	$185,769	$47,732	$7,371	$45,192	$286,064

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

(2) The reported amounts of all other compensation for 2025 include the following items:

Name	Contributions to Qualified Defined Contribution Plan(a)	Fringe Benefits(b)	Health and Disability Benefits(c)
Michael D. Winston	$14,130	$8,640	$45,691
George Murnane	$13,132	$53,368	$42,143
Patrick McNulty	$—	$7,200	$45,636

(a)	Represents Jet.AI’s contributions to the Jet.AI 401(k) Retirement Plan, a broad-based tax qualified defined contribution plan, based on the same fixed and matching contribution formula applicable to all participants in this plan.

(b)	Represents amounts paid directly to the named executive officer for certain fringe benefits including:

●	Bi-weekly reimbursement for automotive costs (up to $600);

●	Bi-weekly reimbursement for mobile phone costs (up to $150);

●	Bi-weekly reimbursement for health club (up to $100);

●	For employees that opt for the High Deductible Health Plan offered by our healthcare provider, a $1,500 annual tax-free contribution to an HSA by the company on the employee’s behalf; and

●	Employee achievement awards - up to $1,600 of non-taxable tangible personal property each year, other than cash, cash equivalent or gift card Employee achievement awards (up to $1,600).

(c)	Represents amounts paid by the Company towards the named executive officer’s health, dental and vision insurance, health savings account and life insurance expenses.

Narrative Disclosure to Summary Compensation Table

For the 2025 and 2024 fiscal years, the compensation program for Jet.AI’s named executive officers consisted of base salary, bonus and equity awards.

Compensation Arrangements

The terms of the employment agreements and arrangements for our named executive officers that were in effect during 2024 and 2025 are disclosed below.

Michael Winston

On August 8, 2023, Michael Winston entered into an employment offer letter to serve as the Company’s Executive Chairman and as the interim chief executive officer. Pursuant to the offer letter, Mr. Winston is entitled to receive a base salary of $385,000.00 and eligible to participate in the Company’s performance bonus program, which is expected to be established by June 30, 2026. Mr. Winston is entitled to participate in the Company’s commission plan for new customer sales and renewal customers and sales of aircraft. Mr. Winston is eligible for a special cash bonus of $1,500,000 upon a “Change of Control.” Pursuant to the offer letter, if Mr. Winston’s employment is terminated without “Cause” or for “Good Reason” (as such terms are defined in the offer letter), Mr. Winston will be entitled to severance in the amount equal to three times his then current base salary, less all applicable withholdings and deductions, paid over a 12 month period, conditioned upon Mr. Winston delivering a general release of claims in favor of the Company within 30 days following his termination date.

George Murnane

On August 10, 2023, Mr. Murnane, entered into an amended and restated employment offer letter to serve as the chief financial officer of the Company until a replacement chief financial officer is appointed by the Company, at which point he will become the chief executive officer of the Company. Pursuant to the employment offer letter, Mr. Murnane is entitled to receive a base salary of $250,000 and eligible to participate in the Company’s performance bonus program. Mr. Winston is entitled to participate in the Company’s commission plan for new customer sales and renewal customers and sales of aircraft. Mr. Murnane will be eligible for a special cash bonus of $1,500,000 upon a Change of Control (as defined in the offer letter). Pursuant to the offer letter, if Mr. Murnane’s employment is terminated without “Cause” or for “Good Reason”, Mr. Murnane is entitled to severance in the amount equal to one times his then current base salary, less all applicable withholdings and deductions, paid over a 12 month period, conditioned upon Mr. Murnane delivering a general release of claims in favor of the Company within 30 days following his termination date.

Patrick McNulty

On July 11, 2023, Patrick McNulty entered into an amended and restated employment offer letter to serve as the Company’s Chief Operating Officer. Pursuant to the offer letter, Mr. McNulty is entitled to receive a base salary of $200,000.00 and will be eligible to participate in the Company’s performance bonus program, which is expected to be established by June 30, 2026. Mr. McNulty is entitled to participate in the Company’s commission plan for new customer sales and renewal customers and sales of aircraft.

New Employment Agreements

On December 31, 2025, we entered into amended and restated employment agreements (the “Employment Agreements”) with Mr. Winston and Mr. Murnane. The initial term of each Employment Agreement began on December 31, 2025, and will end on December 31, 2028, subject to potential automatic renewal as described in each agreement.

Effective January 1, 2026, Mr. Winston will receive an annual base salary of $425,000 and Mr. Murnane will receive an annual base salary of $300,000. During the term of each Employment Agreement, the Board has the right to increase, but not decrease, each executive’s salary. The Board will increase each executive’s salary beginning on January 1 of each year by an amount at least equal to the product of the executive’s annual salary for the prior calendar year and the increase in the Consumer Price Index for Urban Consumers for such year. Additionally, Mr. Winston and Mr. Murnane are eligible for additional annual salary merit increases based on the evaluation of his performance as determined by the Board in its sole discretion.

In the event that the Company completes a financing, or series of financings or strategic transactions, resulting in the Company’s market capitalization reaching at least $250 million, Mr. Winston’s annual base salary will automatically increase to $550,000 and Mr. Murnane’s annual base salary will automatically increase to $425,000 (each, an “Increased Salary”). If the Company’s market capitalization following such financing equals or exceeds $100 million, but is less than $250 million, the executive’s annual base salary will be adjusted on a straight-line prorated basis between the executive’s then-current base salary and the applicable Increased Salary.

Each executive is eligible for a discretionary annual cash bonus of a target amount equal to 100% of their salary (“Target Bonus Amount”), subject to review and adjustment by the Board. Whether each executive earns any bonus will be dependent upon the executive’s continuous performance of services to the Company through the last date of the applicable performance period and the achievement by the executive and the Company of the applicable performance targets and goals set by the Board or its Compensation Committee. The Board or its Compensation Committee will determine the extent to which each executive and the Company have achieved the performance goals and the amount of the bonus, if any. Any such discretionary bonus could be above or below the Target Bonus Amount and up to 40% of the Target Bonus Amount may be paid in immediately vested stock as determined by the Board or its Compensation Committee.

Mr. Winston and Mr. Murnane are eligible to participate in any equity incentive plan, restricted share plan, share award plan, stock appreciation rights plan, stock option plan or similar plan adopted by the Company on the same terms and conditions applicable to other senior executives. Additionally, in the event of a Change of Control (as defined in the Employment Agreements), any then-unvested outstanding restricted common stock and options previously granted under the Company’s equity incentive plans will become fully vested. Further, Mr. Winston and Mr. Murnane are each entitled to receive a special cash bonus of $1,500,000 upon the effective date of the anticipated Change of Control that will occur as a result of the proposed transactions between the Company and flyExclusive,.

If either Mr. Winston or Mr. Murnane is terminated without Cause or resigns for Good Reason (each as defined in the Employment Agreements), then:

●	the executive will be entitled to receive, in cash, an amount equal to any earned but unpaid salary owed by the Company to the executive as of the termination date;

●	the executive will be entitled to receive, in cash, a lump sum of an amount equal to the executive’s salary that would have been payable beginning on the termination date and ending on the third anniversary of the termination date (the “Severance Period”);

●	the executive will be entitled to receive, in cash, as a one-time lump sum, the Target Bonus Amount for each year during the Severance Period, assuming full achievement of performance targets under and the Company’s long-term and short-term incentive plans;

●	the executive will be entitled to receive the same monthly insurance and other benefits under his Employment Agreement during the Severance Period; and

●	all unvested restricted shares, options, and warrants granted to the executive during the term of his Employment Agreement will become fully vested and non-forfeitable as of the termination date.

2024 and 2025 Equity Awards

During 2024, Mr. Winston, Mr. Murnane and Mr. McNulty received options to purchase 1,778 shares, 267 shares and 400 shares of our Common Stock, respectively. None of our named executive officers were granted stock options during 2025.

On the recommendation of an independent third-party executive compensation consultant, the Board awarded each of Messrs. Winston, Murnane, and McNulty 10 PSUs for each of Messrs. Winston, Murnane, and McNulty. These PSU Awards represent the right to receive shares of our Common Stock upon vesting of the PSU, which will occur either (i) incrementally upon the achievement of certain defined growth of our market capitalization or (ii) entirely upon (A) a Change in Control (as defined in the Omnibus Incentive Plan), unless determined otherwise by a unanimous vote of the disinterested members of the Board, (B) termination of the holder’s employment without Cause (as defined in the Omnibus Incentive Plan), or (C) resignation of employment by the holder for Good Reason (as defined in the Omnibus Incentive Plan). We have agreed to issue and deliver shares of our Common Stock underlying vested PSUs as soon as administratively practicable after vesting, but in no event later than the fifteenth day of the third month immediately following the end of our fiscal year in which the PSU vested. We believe that the Transactions with flyExclusive will qualify as a Change in Control for purposes of the PSUs, which would result in all PSUs becoming immediately vested.

Absent a Change in Control, the first PSU vests upon us achieving, and sustaining for sixty (60) days, $5 million in market capitalization—defined as the product of (i) our outstanding shares of Common Stock as of a certain date, multiplied by (ii) the value weighted average price of our common stock on the same date. This vesting trigger has been met and, therefore, we are obligated to issue the shares of Common Stock underlying one PSU for each PSU holder no later than March 15, 2026, in accordance with the terms of each PSU holder’s PSU award agreement. Each additional PSU will vest upon us achieving, and sustaining for sixty (60) days, an additional $5 million in market capitalization (up to a market capitalization of $50 million).

Upon vesting, a holder of a PSU is entitled to receive a number of shares of our common stock equal to (i) the product of (A) the amount of our market capitalization metric that triggered vesting multiplied by (B) the market cap percentage set forth in the holder’s PSU award agreement, divided by (ii) the weighted average price of our common stock on the date the PSU vests (rounded down). We calibrated the PSU Awards to generate less than or equal to 19% of the then current shares of our Common Stock outstanding, consistent with the scale of a reasonable and customary equity compensation plan. For purposes of the formula the market cap percentages in the table set forth below have been assigned to our named executive officers:

Company Market Capitalization Metric	Michael Winston Market Cap Percentage	George Murnane Market Cap Percentage	Patrick McNulty Market Cap Percentage
$5,000,000	1%	0.5%	0.1%
$10,000,000	1%	0.5%	0.1%
$15,000,000	1%	0.5%	0.1%
$20,000,000	1%	0.5%	0.1%
$25,000,000	1%	0.5%	0.1%
$30,000,000	1%	0.5%	0.1%
$35,000,000	1%	0.5%	0.1%
$40,000,000	1%	0.5%	0.1%
$45,000,000	1%	0.5%	0.1%
$50,000,000	1%	0.5%	0.1%
TOTAL	10%	5%	4%

Benefits and Perquisites

We have a Fringe Benefit Perk Policy for all full-time employees. This policy provides for the following fringe benefits:

●	Bi-weekly reimbursement for automotive costs (up to $600);
●	Bi-weekly reimbursement for mobile phone costs (up to $150);
●	Bi-weekly reimbursement for health club (up to $100);
●	For employees that opt for the High Deductible Health Plan offered by our healthcare provider, a $1,500 annual tax-free contribution to an HSA by the company on the employee’s behalf; and
●	Employee achievement awards - up to $1,600 of non-taxable tangible personal property each year, other than cash, cash equivalent or gift card Employee achievement awards (up to $1,600).

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

The contributions made on behalf of the named executive officers for fiscal years 2024 and 2025 are disclosed above in the notes to the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information regarding each outstanding option award or unvested stock award held by Messrs. Winston, Murnane and McNulty as of December 31, 2025.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Options Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Michael Winston	645		1,133	$24.345	9/24/34	$4,950,000

George Murnane	864		-	$186.75	9/23/29
	864		-	$186.75	9/23/29
	1,727		-	$938.25	12/31/30
	1,649		-	$2,344.50	7/30/31
	137		-	$2,344.50	3/16/32
	498		167	$562.50	9/22/33
	89	(2)	176	$24.345	9/24/34	$2,475,000

Patrick McNulty	13		-	$2,344.50	8/2/31
	55		-	$2,344.50	7/1/31
	68		-	$2,344.50	7/1/31
	136		-	$2,344.50	10/31/31
	136		-	$2,344.50	1/5/32
	17		-	$2,344.50	3/1/32
	34		-	$2,344.50	8/31/32
	68		-	$2,344.50	9/30/32
	165		56	$562.50	9/22/33
	133	(2)	266	$24.345	9/24/34	$495,000

(1)	The amounts reported relate to the unvested portions of the PSUs described above under “—2025 and 2024 Equity Awards.”
(2)	These option grants were made pursuant to the Omnibus Incentive Plan.

Equity Grant Timing

The Board does not determine the timing or terms of equity awards, including stock options or similar awards whose exercise price is related to the market value of our common stock, in connection with the release of material nonpublic information that is likely to result in changes to the price of our common stock, such as a significant positive or negative earnings announcement, and we do not time the public release of such information based on stock option grant dates. During fiscal year 2025, there were no equity awards granted to any of our named executive officers within either four business days before or one business day after the filing of our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, and any Current Report on Form 8-K that contained any material nonpublic information.

The Omnibus Incentive Plan

In connection with the Business Combination, we adopted the Omnibus Incentive Plan. At the 2024 annual meeting of stockholders our stockholders approved the Omnibus Incentive Plan that established a fixed number of shares of Common Stock that may be issued under the plan and to eliminate an evergreen provision. At the 2025 annual meeting of stockholders, our stockholders approved an amendment to the Omnibus Incentive Plan that increased the number of shares of Common Stock that may be issued under the plan. The Omnibus Incentive Plan provides for the grant of equity awards to employees, outside directors, and consultants, including the direct award or sale of shares, stock options, and restricted stock units to purchase shares. The Omnibus Incentive Plan is a continuation of the 2018 Plan and 2021 Plan, which were assumed from Jet Token and amended, restated and re-named into the form of the Omnibus Incentive Plan effective as of the consummation of the Business Combination. As of the date of this Report, the maximum number of shares of Common Stock available for issuance under the Omnibus Incentive Plan is 775,000 shares of Common Stock plus an amount of shares of Common Stock that will account for all shares of Common Stock issuable in connection with the vesting of the PSUs previously granted to certain members of our executive management team that are available for future issuance under the Omnibus Incentive Plan.

Summary

The following is a summary of the principal features of the Omnibus Incentive Plan. The summary is qualified in its entirety by reference to the full text of the Omnibus Incentive Plan.

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

Stock Subject to the Omnibus Incentive Plan

The maximum number of shares of Common Stock available for issuance under the Omnibus Incentive Plan is 775,000 shares of Common Stock plus an amount of shares of Common Stock that will account for all shares of Common Stock issuable in connection with the vesting of the PSUs previously granted to certain members of our executive management team.

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

Non-Employee Director Awards; Limit on Non-Employee Director Compensation

The Committee at any time and from time-to-time may approve resolutions providing for the automatic or other grant to non-employee directors of awards. Such awards may be granted singly, in combination, or in tandem, and may be granted pursuant to such terms, conditions and limitations as the Committee may establish in its sole discretion consistent with the provisions of the Omnibus Incentive Plan. The Committee may permit non-employee directors to elect to receive all or any portion of their annual retainers, meeting fees or other fees in restricted stock, RSUs, DSUs or other stock-based awards in lieu of cash. Under the Omnibus Incentive Plan the sum of any cash compensation, or other compensation, and the value (determined as of the grant date in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, or any successor thereto) of awards granted to a non-employee director as compensation for services as a non-employee director during any fiscal year may not exceed $750,000 (increased to $800,000 with respect to any Non-Employee Director serving as Chairman of the Board or Lead Independent Director).

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

Jet Token Prior Option Plans

General. On June 4, 2018, Jet Token’s board of directors adopted the Jet Token Inc. 2018 Stock Option and Grant Plan (the “2018 Plan”). The 2018 Plan provided for the grant of equity awards to employees, and consultants, to purchase shares of Jet Token’s common stock. As of December 31, 2020, up to 3,434 shares of its common stock could be issued pursuant to awards granted under the 2018 Plan. During the year ended December 31, 2021, the 2018 Plan was amended three times to increase the total number of shares reserved for issuance thereunder. As of December 31, 2025 and 2024, the total number of shares reserved for issuance under the 2018 Plan was 775,000 and 10,301 shares, respectively. The 2018 Plan is administered by Jet Token’s board of directors.

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

Under the Non-Employee Director Compensation Policy, as amended, the non-executive directors of the Company are also entitled to receive the equity compensation under the Omnibus Incentive Plan, At the close of business on the date of each annual meeting of stockholders, each person who is then a non-employee director, will automatically receive a restricted stock unit (“RSU”) award having a value of $25,000 and a restricted stock grant of $25,000. Each annual RSU and annual restricted stock grant will vest on the date of the following year’s annual meeting (or the date immediately preceding the date of the following year’s annual meeting if the non-employee director’s service as a director ends at such meeting as a result of the director’s failure to be re-elected or the director not standing for re-election. The vesting of each annual RSU and annual restricted stock grant is subject to the non-employee director’s continuous service on the applicable vesting date of each such awards.

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

The Company began paying cash compensation to non-employee directors following the Business Combination in accordance with the terms of the Non-Employee Director Compensation Policy. The table below describes the compensation earned by the non-employee directors during fiscal 2025.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	All Other Compensation	Total
Ehud Talmor (2)	$70,000	$35,000	—	$105,000
Wrendon Timothy (3)	$100,000	$35,000	—	$135,000
William Yankus	$60,000	$35,000	—	$95,000
Lt. Col. Ran David	$60,000	$35,000	—	$95,000
Donald Jeffrey Woods(4)	$66,250	$35,000	—	$101,250

(1)	Amounts in the table reflect equity grants granted in 2025 and recommended by the compensation committee and approved by the Board in January 2025 and as contemplated by the Policy to each of the directors. These grants, which were subject to stockholder approval of an amendment to the Omnibus Incentive Plan, equal 1,029 RSUs to each such director, representing the then value of $25,000, and a grant of 1,029 restricted stock to each such director, representing the then value of $25,000. Each of these grants was made in January, and will fully vest, on the date of the Company’s 2026 annual meeting, assuming stockholders approve the amendment to the Omnibus Incentive. There are no other awards outstanding or anticipated to be granted to directors for services rendered in 2025.
(2)	Mr. Talmor is chairperson of the compensation committee.
(3)	Mr. Timothy is the lead independent director and chairperson of the audit committee.
(4)	Mr. Woods is chairperson of the nominating and corporate governance committee.

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

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of shares of Common Stock as of March 3, 2026, by:

●	each person who is, or is expected to be, the beneficial owner of more than 5% of the outstanding shares of Common Stock upon the Closing of the Business Combination;

●	each of the Company’s executive officers and directors; and

●	all of the Company’s executive officers and directors as a group upon the Closing.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and restricted stock units that are currently exercisable or vested or that will become exercisable or vest within 60 days. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G or 13D filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The beneficial ownership percentages set forth in the table below are based on 116,528,103 shares of Common Stock issued and outstanding as of March 3, 2026 and other than as noted below.

Name and Address of Beneficial Owner(1)	Number of Shares	% of Common Stock Outstanding
Directors and Executive Officers:
Michael D. Winston, CFA(2)	39,778	0.0%
George Murnane(3)	10,321	0.0%
William L. Yankus(4)	423	0.0%
Wrendon Timothy(5)	1,206	0.0%
Patrick McNulty(6)	1,847	0.0%
Lt. Col. Ran David(7)	874	0.0%
Jeffrey Woods(8)	97	0.0%
Ehud Talmor(9)	737	0.0%
All Directors and Executive Officers as a group (8 individuals)	55,283	0.2%
Five Percent Holders:
None

(1)	Unless otherwise indicated, the business address of each of the directors and executive officers of the Company is c/o Jet.AI Inc., 10845 Griffith Peak Drive, Suite 200, Las Vegas, NV 89135.
(2)	Includes 38,396 shares of Common Stock, and 1,382 shares of Common Stock issuable upon the exercise of vesting options within 60 days of March 3, 2026.
(3)	Includes 4,303 shares of Common Stock, and 6,018 shares of Common Stock issuable upon the exercise of vesting options within 60 days of March 3, 2026.
(4)	Comprised of shares of Common Stock.
(5)	Comprised of shares of Common Stock.
(6)	Includes 820 shares of Common Stock, and 1,027 shares of Common Stock issuable upon the exercise of vesting options within 60 days of March 3, 2026.
(7)	Includes 97 shares of Common Stock, and 777 shares of Common Stock issuable upon the exercise of vesting options within 60 days of March 3, 2026.
(8)	Comprised of shares of Common Stock.
(9)	Includes 97 shares of Common Stock, and 640 shares of Common Stock issuable upon the exercise of vesting options within 60 days of March 3, 2026.

Item 13 Certain Relationships and Related Transactions, and Director Independence

In addition to the compensation arrangements with directors and executive officers described under Item 10 and Item 11, the following is a description of each transaction since January 1, 2024, and each currently proposed transaction in which:

●	we have been or are to be a participant;

●	the amount involved exceeds or will exceed the lesser of (i) $120,000 and (ii) 1% of the average of our total assets as of December 31, 2025 and 2024; and

●	any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Related Party Transactions in Connection with and Subsequent to the Business Combination

Maxim Payment and Settlement Agreement

On August 10, 2023, we entered into a settlement agreement (“Maxim Settlement Agreement”) with Maxim Group LLC, the underwriter for our initial public offering (“Maxim”). Pursuant to the Maxim Settlement Agreement, we issued to Maxim Partners, (a) 270,000 shares of common stock to settle our payment obligations under the underwriting agreement dated on or about August 11, 2021, by and between us and Maxim and (b) 1,127 Series A Preferred Shares in an amount equal in value to $1,127,000. Following the issuance of the securities, Maxim beneficially owned greater than five percent of our common stock. The Series A Preferred Shares accrued interest at the rate of 8% per annum (which would increase to 18% if we failed to meet certain obligations under the terms thereof), payable quarterly and, at our option, in shares of common stock. The Series A Preferred Shares were convertible into 112,700 shares of common stock. We also issued 115,000 shares of common stock to Maxim Partners on August 16, 2021, to meet a payment obligation under the underwriting agreement in connection with our IPO, representing a value of $9.00 per share reflecting an allocation of the $10.00 per Unit IPO price. The shares described above were subject to a registration rights agreement.

We were required to redeem all the outstanding Series A Preferred Shares on August 10, 2024, which was automatically extended by an additional three (3) month period because we had not closed upon one or more equity financings that, in total, resulted in gross proceeds to us of $10.0 million or greater.

In July 2024, we and Maxim entered into an amendment to the Maxim Settlement Agreement and agreed to, among other things, amend the definition of the “Series A Conversion Price” for the Series A Preferred Shares and certain restrictions with respect to our shares of common stock that Maxim may acquire upon the conversion of its Series A Preferred Shares.

During 2024, we issued 10,167 shares of common stock upon the conversion of 551 Series A Preferred Shares. In November 2024, we redeemed in full all of the remaining 576 Series A Preferred Shares for an aggregate redemption price of $663,740. As a result of the redemption, there are no Series A Preferred Shares issued and outstanding.

Sponsor Settlement Agreement

On August 10, 2023, we entered into settlement agreement (“Sponsor Settlement Agreement”) with OAC Sponsor Ltd., a Cayman Islands exempted company (the “Sponsor”). The Sponsor beneficially owned more than five percent of our common stock at the time the parties entered into the Sponsor Settlement Agreement. Pursuant to the Sponsor Settlement Agreement, we issued 575 Series A-1 Preferred Shares to settle our payment obligations under a promissory note in the principal amount of $575,000 dated November 14, 2022 in favor of Sponsor. The Series A-1 Preferred Shares accrued interest at the rate of 5% per annum (which would increase to 18% if we failed to meet certain obligations under the terms thereof), payable quarterly in cash. The Series A-1 Preferred Shares were convertible into 57,500 shares of common stock. The shares described above were subject to a registration rights agreement between us and the Sponsor.

We were required to redeem all the outstanding Series A-1 Preferred Shares on August 10, 2024, which was automatically extended by an additional three (3) month period because we had not closed upon one or more equity financings that, in total, resulted in gross proceeds to us of $10.0 million or greater.

In August 2024, Sponsor agreed to waive certain notice and redemption rights in favor of Sponsor pursuant to terms of the Series A-1 Preferred Shares held by Sponsor related to our equity financings in consideration of $100,000 which was paid in October 2024.

In October 2024, we redeemed in full all of the previously issued and outstanding Series A-1 Preferred Shares by paying the holder the requisite per share redemption price together with all accrued but unpaid dividends on such shares. As a result of this redemption there are no Series A-1 Preferred Shares issued and outstanding.

Bridge Agreement

On September 11, 2023, we entered into a binding term sheet (“Bridge Agreement”) with eight investors to provide us $500,000 of short-term bridge financing pending our receipt of funds from our other existing financing arrangements.

The Bridge Agreement was entered into with, and funding was provided by, Michael Winston, the Executive Chairman of the Board and Interim Chief Executive Officer, Wrendon Timothy, a member of the Board and all three committees of the Board, William Yankus, a member of the Board and two of its committees, and Oxbridge RE Holdings Limited, one of our significant stockholders for which Mr. Timothy serves as a director and officer, as well as the four other investors named in the Bridge Agreement.

The Bridge Agreement provided for the issuance of Notes, in an aggregate principal amount of $625,000, reflecting a 20% original issue discount. The Notes bore interest at 5% per annum and matured on March 11, 2024. We were required to redeem the Notes with 100% of the proceeds of any equity or debt financing at a redemption premium of 110% of the principal amount of the Notes. In March 2024, we fully repaid the Bridge Agreement in the amount of approximately $683,000, representing principal, redemption premium and interest.

Maxim Advisory Agreement

On January 5, 2024, we entered into an agreement (the “Agreement”) pursuant to which it retained Maxim as a financial advisor and investment banker to provide general financial advisory and investment banking services.

As consideration for Maxim’s services pursuant to the Agreement, we paid Maxim fees in cash totaling $75,000. In addition, we agreed to promptly, upon request from time to time, reimburse Maxim for all reasonable expenses (including, without limitation, fees and disbursements of counsel and all travel and other out-of-pocket expenses) incurred by Maxim in connection with its engagement, subject to a $2,500 cap without our prior authorization.

Maxim Placement Agency Agreement

In connection with the transactions under the Securities Purchase Agreement with Ionic Ventures, LLC (“Ionic”), we entered into a placement agency agreement (the “Placement Agency Agreement”) with Maxim. Pursuant to the terms of the Placement Agency Agreement, we were required pay Maxim a cash fee equal to 7% of the aggregate gross proceeds raised under the Securities Purchase Agreement and reimburse Maxim, directly upon the initial closing under the Securities Purchase Agreement for all travel and other documented out-of-pocket expenses incurred by Maxim, including the reasonable fees, costs and disbursements of its legal counsel, in an amount not to exceed an aggregate of $15,000. We paid Maxim a total of $120,000 out of the gross proceeds it received on March 29, 2024. Because we issued additional securities to Ionic as contemplated by the Securities Purchase Agreement, we paid Maxim cash fees of $1,050,000.

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

Note Receivable

On May 31, 2025, we received a promissory note with an affiliated entity, AIIA Sponsor Ltd. (“Sponsor”). Under the terms of the note, we may advance up to $300,000 to Sponsor to fund its organizational costs and expenses. The note was unsecured, non-interest-bearing, and repayable on the earlier of (i) November 30, 2025 or (ii) the consummation of an initial public offering by AI Acquisition, and could be prepaid at any time without penalty. As of September 30, 2025, we had advanced $236,790 under the note. In October 2025, AIIA Sponsor repaid in full all obligations owed to us under the promissory note.

Sponsor Investment

In July 2025, we made a capital contribution of approximately $2.7 million to Sponsor, in exchange for 1,912,833 units comprising 1,912,833 ordinary shares and 130,001 preference shares. Our contribution represents a 49.9% interest in the Sponsor and was refundable in full if the AIIA offering was not successfully completed by October 31, 2025. The offering closed on October 6, 2025. As described in this Report, certain of our executive officers and directors also serve as officers and directors of Sponsor.

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

Item 14 Principal Accountant Fees and Services

The following table sets forth fees for all professional services rendered by Hacker Johnson to the Company for the years ended December 31, 2025 and 2024.

	Year ended December 31,
	2025	2024

Audit fees	$105,000	$70,000
Audit-related fees	45,250	29,900
Total audit and audit-related fees	150,250	99,900
Tax fees	—	—
Other fees	—	—
Total fees	$150,250	$99,900

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

Audit-Related Fees — These are fees for assurance and related services performed by Hacker Johnson that are reasonably related to the performance of the audit or review of the Company’s financial statements. This includes: comfort letters and consents with respect to securities offerings; due diligence related to mergers and acquisitions; audits and reviews associated with registration statements related to mergers and acquisitions; other attestations by Hacker Johnson, including those that are required by statute, regulation or contract; and consulting on financial accounting/reporting standards and controls.

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
2.1#

Amended and Restated Agreement and Plan of Merger and Reorganization dated May 6, 2025, by and among Jet.AI Inc., flyExclusive, Inc., FlyX Merger Sub, Inc., and Jet.AI SpinCo, Inc. (incorporated by reference to Exhibit 2.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on May 6, 2025).

2.2

Amendment No. 1 to Amended and Restated Agreement and Plan of Merger and Reorganization, dated July 30, 2025, between Jet.AI Inc., flyExclusive, Inc., FlyX Merger Sub, Inc., and Jet.AI SpinCo, Inc. (incorporated by reference to Exhibit 2.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on July 30, 2025).

2.3

Amendment No. 2 to Amended and Restated Agreement and Plan of Merger and Reorganization, dated October 10, 2025, between Jet.AI Inc., flyExclusive, Inc., FlyX Merger Sub, Inc., and Jet.AI SpinCo, Inc. (incorporated by reference to Exhibit 2.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on October 16, 2025).

2.4

Amendment No. 3 to Amended and Restated Agreement and Plan of Merger and Reorganization, dated January 13, 2026, between Jet.AI Inc., flyExclusive, Inc., FlyX Merger Sub, Inc., and Jet.AI SpinCo, Inc. (incorporated by reference to Exhibit 2.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on January 15, 2026).

3.1	Certificate of Incorporation of Jet.AI Inc., as amended through November 12, 2024 (incorporated by reference to Exhibit 3.1 of Jet.AI’s Annual Report on Form 10-K filed with the SEC on March 26, 2025).
3.2	Certificate of Designation of the Series A Convertible Preferred Stock of Jet.AI Inc., as amended through July 15, 2024 (incorporated by reference to Exhibit 3.2 of Jet.AI’s Annual Report on Form 10-K filed with the SEC on March 26, 2025).
3.3	Certificate of Designation of the Series A-1 Convertible Preferred Stock of Jet.AI Inc., dated August 10, 2023 (incorporated by reference to Exhibit 3.3 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.4	Certificate of Designations of Series B Convertible Preferred Stock of Jet.AI Inc., as amended through February 14, 2025 (incorporated by reference to Exhibit 3.4 of Jet.AI’s Annual Report on Form 10-K filed with the SEC on March 26, 2025).
3.5

Amendment No. 2 to Certificate of Designations of Series B Convertible Preferred Stock of Jet.AI Inc. (incorporated by reference to Exhibit 3.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on December 8, 2025).

3.5	Bylaws of Jet.AI Inc., as amended through August 5, 2024 (incorporated by reference to Exhibit 3.5 of Jet.AI’s Annual Report on Form 10-K filed with the SEC on March 26, 2025).
3.6

Certificate of Designation of Series C Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on February 13, 2026).

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
4.3

Rights Agreement, dated as of February 13, 2026, by and between the Company and Continental Stock Transfer and Trust Company, as rights agent, which includes as Exhibit B the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on February 13, 2026).

10.1+	2023 Jet.AI Inc. Amended and Restated Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on September 26, 2024).
10.2+

First Amendment to Amended and Restated 2023 Jet.AI Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on December 29, 2025).

10.3+	Amended and Restated Employment Agreement, dated December 31, 2025, between Jet.AI Inc. and Michael Winston (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on January 7, 2026).

10.4+	Amended and Restated Employment Agreement, dated December 31, 2025, between Jet.AI Inc. and George Murnane (incorporated by reference to Exhibit 10.2 of Jet.AI’s Current Report on Form 8-K filed with the SEC on January 7, 2026).
10.5+	Employment Offer Letter dated July 11, 2023 between Patrick McNulty and Jet.AI Inc. (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-274432) of Jet.AI Inc. filed with the SEC on September 8, 2023).
10.6	Share Purchase Agreement by and among Jet Token Inc., GEM Global Yield LLC SCS and GEM Yield Bahamas Limited, dated August 4, 2022 (incorporated by reference to Exhibit 10.7 of Oxbridge Acquisition Corp.’s Form S-4/A (File No. 333-270848) filed with the SEC on May 11, 2023).
10.7	Registration Rights Agreement by and among Jet Token Inc., GEM Global Yield LLC SCS and GEM Yield Bahamas Limited, dated August 4, 2022 (incorporated by reference to Exhibit 10.8 of Oxbridge Acquisition Corp.’s Form S-4/A (File No. 333-270848) filed with the SEC on May 11, 2023).
10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
10.9	Equity Distribution Agreement, dated October 25, 2024, between Jet.AI Inc. and Maxim Group LLC (incorporated by reference to Exhibit 1.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on October 25, 2024).
10.10

Amendment No. 1 to Equity Distribution Agreement, dated January 9, 2026, between the Company and Maxim Group LLC (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on January 15, 2026).

10.11^	Aircraft Purchase Agreement, dated October 31, 2024, between Galilee, LLC, a wholly-owned subsidiary of Jet.AI Inc., and Textron Aviation Inc. (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on November 5, 2024).
10.12	Separation and Distribution Agreement dated as of February 13, 2025, by and among Jet.AI Inc., Jet.AI SpinCo, Inc., and flyExclusive, Inc. (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on February 20, 2025).
10.13	Form of Stockholder Support Agreement (incorporated by reference to Exhibit 10.2 of Jet.AI’s Current Report on Form 8-K filed with the SEC on February 20, 2025).
10.14#

Joint Venture Agreement, dated June 26, 2025, between Jet.AI Inc. and Consensus Core Technologies Inc. (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on July 2, 2025).

10.15#^

Contribution Agreement, dated July 2, 2025, between Jet.AI Inc., Consensus Core Technologies Inc., and Convergence Compute LLC (incorporated by reference to Exhibit 10.2 of Jet.AI’s Current Report on Form 8-K filed with the SEC on July 2, 2025).

21.1*	List of Subsidiaries of Jet.AI Inc.
23.1*	Consent of Hacker Johnson & Smith PA.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Jet.AI Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 of Jet.AI’s Annual Report on Form 10-K filed with the SEC on March 26, 2025).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Management contracts.
#	Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.
^	Portions of this exhibit have been omitted as being both (i) not material and (ii) the type of information that the registrant treats as private or confidential. The registrant agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

JET.AI INC.

	By:	/s/ Michael Winston
	Name:	Michael Winston
	Title:	Executive Chairman and Interim Chief Executive Officer
(Principal Executive Officer)
Date: March 6, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Winston	Executive Chairman and Interim Chief Executive Officer	March 6, 2026
Michael Winston	(Principal Executive Officer)

/s/ George Murnane	Interim Chief Financial Officer and Director	March 6, 2026
George Murnane	(Principal Financial Officer, Principal Accounting Officer)

/s/ William Yankus	Director	March 6, 2026
William Yankus

/s/ Wrendon Timothy	Director	March 6, 2026
Wrendon Timothy

/s/ Lt. Col. Ran David	Director	March 6, 2026
Lt. Col. Ran David

/s/ Donald Jeffrey Woods	Director	March 6, 2026
Donald Jeffrey Woods

/s/ Ehud Talmor	Director	March 6, 2026
Ehud Talmor

78

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Jet.AI Inc.

Las Vegas, Nevada:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Jet.AI Inc. (the “Company”), as of December 31, 2025 and 2024 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended and the related notes and consolidated financial statement schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

To the Shareholders and the Board of Directors

Jet.AI Inc.

Page Two

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value Measurement of Other Investments

At December 31, 2025, the Company’s Other Investments reported in the consolidated balance sheets were $17.1 million. As described in Note 4 - Other Investments to the consolidated financial statements Other Investments represents the Company’s beneficial interests in AI Infrastructure Acquisition Corp. (“AIIA”), a special purpose acquisition company, Class B shares as well as Class A shares and rights.

Other Investments are recorded at fair value. The fair value calculation of the Company’s beneficial interest in AIIA’s Class B shares is dependent on company-specific adjustments applied to the observable trading prices of AIIA Class A shares. The Company’s management estimates that a specific discount of 30% sufficiently captures the risk or profit that a market participant would require as compensation for i) the lack of marketability of the Company’s beneficial interests in the AIIA and ii) assuming the inherent risk of forfeiture and default if a business combination doesn’t occur within AIIA’s stipulated time frame.

The Company’s management has selected a discount of 30% due to the unobservable nature of this company-specific adjustment. The Company classifies the Other Investments as Level 3 in the fair value hierarchy. The methods used by management in determining the adjustment to the Company’s most recent fair value are complex and subjective based on the judgement that is required to determine the key inputs and assumptions which can significantly impact the adjustments recognized.

The principal considerations for our determination of the fair value measurement of other investments as a critical audit matter are the subjectivity of the inputs and assumptions that management utilized in determining the adjustment to the Company’s most recent fair value of other investments. This required a high degree of effort and judgment in selecting the audit procedures to evaluate management’s estimates and assumptions as it relates to the valuation of other investments, including the use of an auditor’s specialist.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included among others obtaining an understanding of, and testing management’s process for evaluating fair value adjustments. Performing these procedures involved testing of the completeness and accuracy of the data utilized by management and evaluated the reasonableness of management’s assumptions used to develop an estimate of fair value. In addition, we engaged a specialist to develop an independent estimate of fair value of other investments and comparison of management’s estimate to the independently developed estimate of fair value.

HACKER, JOHNSON & SMITH PA

We have served as the Company’s auditor since 2023.

Tampa, Florida

March 6, 2026

JET.AI INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$1,819,503	$5,872,627
Accounts receivable	97,331	132,230
Other assets	248,724	357,751
Total current assets	2,165,558	6,362,608

Property and equipment, net	2,505	5,055
Intangible assets, net	86,745	86,745
Right-of-use lease asset	508,707	1,048,354
Investment in joint venture	865,000	100,000
Deposit on aircraft	4,050,000	2,400,000
Deposits and other assets	868,561	794,561
Other investments	17,137,000	-
Total assets	$25,684,076	$10,797,323

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,621,379	$280,450
Accrued liabilities	1,148,782	1,663,338
Deferred revenue	443,126	1,319,746
Operating lease liability	495,782	525,547
Total current liabilities	3,709,069	3,789,081

Lease liability, net of current portion	-	495,782
Total liabilities	3,709,069	4,284,863

Commitments and contingencies (Note 2, 6, and 7)	-	-

Stockholders’ Equity
Preferred Stock, 4,000,000 shares authorized, par value $0.0001, 0 issued and outstanding	-	-
Series B Convertible Preferred Stock, 5,000 shares authorized,par value $0.0001, 750 and 250 issued and outstanding	-	-
Common stock, 200,000,000 shares authorized, par value $0.0001,6,282,645 and 1,629,861 issued and outstanding	628	162
Subscription receivable	(6,724)	(6,724)
Additional paid-in capital	69,937,707	59,065,100
Accumulated deficit	(47,956,604)	(52,546,078)
Total stockholders’ equity	21,975,007	6,512,460
Total liabilities and stockholders’ equity	$25,684,076	$10,797,323

See accompanying notes to consolidated financial statements

JET.AI INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2025	2024

Revenues	$9,177,767	$14,022,628

Cost of revenues	9,477,806	14,987,245

Gross loss	(300,039)	(964,617)

Operating Expenses:
General and administrative (including stock-based compensation of $1,626,102 and $4,287,236, respectively)	8,746,440	10,752,048
Sales and marketing	779,004	687,785
Research and development	244,237	162,152
Total operating expenses	9,769,681	11,601,985

Operating loss	(10,069,720)	(12,566,602)

Other (income) expense:
Interest expense	-	167,054
Other income	(182,194)	(221)
Unrealized gain on other investments	(14,477,000)	-
Total other (income) expense	(14,659,194)	166,833

Income (Loss) before provision for income taxes	4,589,474	(12,733,435)

Provision for income taxes	-	-

Net Income (Loss)	$4,589,474	$(12,733,435)

Deemed dividend from warrant exchange offer	-	(540,255)
Cumulative preferred stock dividends	-	(109,303)

Net Income (Loss) to common stockholders	$4,589,474	$(13,382,993)

Net income (loss) per share - basic and diluted
Basic net income (loss) per share	$1.52	$(47.93)
Diluted net income (loss) per share	$0.33	$(47.93)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	3,026,488	279,201
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	13,766,617	279,201

See accompanying notes to consolidated financial statements

JET.AI INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2025 and 2024

	Series B Preferred Stock		Common Stock		Subscription	Additional Paid-in	Accumulated	Total Stockholders’Equity
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit)
Balance at December 31, 2023	-	-	43,353	4	(6,724)	35,343,069	(39,272,388)	(3,936,039)
Stock-based compensation	50	-	25,889	3	-	4,287,233	-	4,287,236
Sale of Common Stock for cash	-	-	976,372	97	-	11,849,909	-	11,850,006
Issuance of Common Stock for settlement of accounts payable and accrued liabilities	-	-	162,481	16	-	2,916,882	-	2,916,898
Issuance of Common Stock from warrant exchange	-	-	53,528	5	-	540,250	(540,255)	-
Issuance of Common Stock upon exercise of warrants	-	-	6,891	1	-	742,473	-	742,474
Series A Preferred Stock conversion	-	-	10,166	1	-	550,999	-	551,000
Sale of Series B Convertible Preferred Units	150	-	1,111	-	-	1,500,025	-	1,500,025
Issuance of Series B Preferred Stock upon exercise of warrants	400	-	-	-	-	4,000,000	-	4,000,000
Series B Preferred Stock conversion	(350)	-	293,184	29	-	(29)	-	-
Offering costs	-	-	56,886	6	-	(2,665,711)	-	(2,665,705)
Net loss	-	-	-	-	-	-	(12,733,435)	(12,733,435)
Balance at December 31, 2024	250	$-	1,629,861	$162	$(6,724)	$59,065,100	$(52,546,078)	$6,512,460
Stock-based compensation	-	-	170,485	18	-	1,626,084	-	1,626,102
Sale of Common Stock for cash	-	-	751,426	75	-	713,297	-	713,372
Issuance of Series B Convertible Preferred Stock upon exercise of warrants	1,100	-	-	-	-	11,000,000	-	11,000,000
Series B Preferred Stock conversion	(600)	-	3,730,873	373	-	(373)	-	-
Offering costs	-	-	-	-	-	(2,466,401)	-	(2,466,401)
Net income	-	-	-	-	-	-	4,589,474	4,589,474
Balance at December 31, 2025	750	$-	6,282,645	$628	$(6,724)	$69,937,707	$(47,956,604)	$21,975,007

See accompanying notes to consolidated financial statements

JET.AI INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,589,474	$(12,733,435)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on other investments	(14,477,000)	-
Amortization and depreciation	2,550	2,557
Amortization of debt discount	-	80,761
Stock-based compensation	1,626,102	4,287,236
Non-cash operating lease costs	539,647	524,135
Changes in operating assets and liabilities:
Accounts receivable	34,899	(35,691)
Other current assets	109,027	(167,680)
Accounts payable	1,340,929	740,383
Accrued liabilities	(514,556)	46,223
Deferred revenue	(876,620)	(460,048)
Operating lease liability	(525,547)	(510,035)
Deposits and other assets	(74,000)	-
Net cash used in operating activities	(8,225,095)	(8,225,594)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(12,922)
Investment in Sponsor Equity Interest	(2,660,000)	-
Investment in joint venture	(765,000)	(2,400,000)
Deposit on aircraft	(1,650,000)	-
Return of aircraft deposit	-	3,550
Net cash used in investing activities	(5,075,000)	(2,409,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	-	(371,250)
Repayments of related party notes payable	-	(297,500)
Redemption of Series A and Series A-1 Preferred Stock	-	(1,151,000)
Offering costs	(2,466,401)	(1,865,705)
Proceeds from exercise of common stock warrants	-	742,474
Proceeds from exercise of Series B Convertible Preferred Stock warrants	11,000,000	4,000,000
Proceeds from sale of Series B Preferred Stock	-	1,500,025
Proceeds from sale of Common Stock	713,372	11,850,006
Net cash provided by financing activities	9,246,971	14,407,050

(Decrease) Increase in cash and cash equivalents	(4,053,124)	3,772,084
Cash and cash equivalents, beginning of year	5,872,627	2,100,543
Cash and cash equivalents, end of year	$1,819,503	$5,872,627

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$167,054
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Issuance of Common Stock for Series A Preferred Stock conversion	$-	$551,000
Issuance of Common Stock for Series B Preferred Stock conversion	$373	$29
Issuance of Common Stock from warrant exchange	$-	$540,255
Issuance of Common Stock for offering costs	$-	$175,500
Issuance of Common Stock for settlement of accounts payable	$-	$2,116,898
Decrease in prepaid offering costs and accrued liabilities from issuance of common stock	$-	$800,000

See accompanying notes to consolidated financial statements

JET.AI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Jet.AI Inc. (the “Company”), directly and indirectly through its subsidiaries, has principally been involved in (i) the sale of fractional and whole interests in aircraft, (ii) the sale of jet cards, which enable holders to use certain aircraft at agreed-upon rates, (iii) the operation of a proprietary booking platform (the “App”), which functions as a prospecting and quoting platform to arrange private jet travel with third-party carriers as well as via the Company’s leased and managed aircraft, (iv) direct chartering of its HondaJet Elite aircraft by Cirrus Aviation Services (“Cirrus”), (v) aircraft brokerage and (vi) service revenue from the monthly management and hourly operation of customer aircraft. In 2025 the Company began transitioning its primary focus to AI data center operations and assets.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern and Management Plans

The Company has limited operating history and has incurred losses from operations until 2025. These matters raise concern about the Company’s ability to continue as a going concern.

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

Reverse Stock Split

On November 12, 2024, the Company effected a reverse common stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-225. In addition, the aggregate number of equity-based awards that remain available to be granted under the Company’s equity compensation plans was decreased proportionately and proportionate adjustments were made to the per-share exercise price and the number of shares issuable upon the exercise of outstanding stock options, as applicable, as well as to the number of shares that would be owned upon vesting and settlement of restricted stock units and other equity-based awards, as applicable. Similar proportionate adjustments were also made to the outstanding warrants. No fractional shares were issued as a result of the reverse stock split and any fractional shares resulting from the reverse stock split were rounded down to the nearest number of whole shares so that the Company issued cash in lieu of any fractional shares that such stockholder would have received as a result of the reverse stock split. In accordance with Accounting Standards Codification (“ASC”) 260-10-55-12, the Company has adjusted the number of shares, per-share computations and the computations of basic and diluted income (loss) per share (“EPS”) retroactively for all periods presented in the consolidated financial statements and related notes.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Jet.AI Inc. and its wholly owned subsidiaries, Summerlin Aviation LLC, Jet Token Software Inc., Jet Token Management Inc., Galilee LLC, Jet.AI SpinCo, Inc., and Galilee 1 SPV LLC. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Material estimates that are particularly susceptible to significant changes in the short term relate to the Company’s investment in AI Infrastructure Acquisition Corp. Accordingly, the actual results could differ significantly from those estimates.

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

Risks and Uncertainties

The Company has limited operating history and has incurred losses from operations since inception. The Company’s business and operations are sensitive to general business and economic conditions in the United States (the “U.S.”) and worldwide along with local, state, and federal governmental policy decisions. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse conditions may include but are not limited to: changes in the private airline industry, fuel and operating costs, adverse macro-economic conditions, changes to corporate governance best practices for executive flying, general demand for private jet travel, regulations on carbon emissions from aviation, competition and other barriers to entry in the data center industry and market acceptance of the Company’s business model. These adverse conditions could affect the Company’s financial condition and the consolidated results of its operations.

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Included within cash and cash equivalents is restricted cash of $500,000 at December 31, 2025 and 2024.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1, Other Assets and Deferred Costs, with regards to offering costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the consolidated balance sheet. The deferred offering costs will be charged to stockholders’ equity upon the completion of an offering or to expenses if the offering is not completed.

Other Current Assets

Other current assets include security deposits, which relate primarily to contractual prepayments to third-parties for future services, prepaid expenses and customer receivables for additional expenses incurred in their charter trips.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective year. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. As of December 31, 2025 and 2024, property and equipment consisted entirely of equipment which is being depreciated over a three-year period.

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

In June 2025, the Company entered into a joint venture agreement with Consensus Core Technologies, Inc. (“Consensus Core”) to collaborate in developing data centers. In connection therewith, the parties formed Convergence Compute LLC, a Delaware limited liability company. During the year ended December 31, 2025, the Company contributed a total of $765,000 to Convergence Compute and completed funding the first milestone, acquiring a 0.5% equity interest for $300,000 and advanced $465,000 towards the second milestone. The Company may contribute up to an aggregate $20 million to Convergence Compute in five milestone-based tranches, receiving an additional 0.5% equity interest in Convergence Compute upon each milestone funding, for an aggregate equity interest of up to 2.5%. Consensus Core will contribute 100% of the equity interests of its Midwest and Maritime data center projects to Convergence Compute at the second and third closings, respectively, with each party receiving a 17.5% equity interest in each project upon the applicable closing.

Allowance for Credit Losses

The Company recognizes an expected allowance for credit losses with respect to its accounts receivable. In addition, also at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded. Accounts receivable are evaluated individually for impairment. This estimate is adjusted for management’s assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses. The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in operations or an offset to credit loss expense in the year of recovery, in accordance with the entity’s accounting policy election. No allowance for credit losses was considered necessary at December 31, 2025 and 2024.

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

Revenue is derived from a variety of sources including, but not limited to, (i) fractional/whole aircraft sales, (ii) fractional ownership and jet card programs, (iii) ad hoc charter through the Company’s CharterGPT app and (iv) aircraft management.

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

Deferred revenue is an obligation to transfer services to a customer for which the Company has already received consideration. Upon receipt of a prepayment from a customer for all or a portion of the transaction price, the Company initially recognizes a contract liability. The contract liability is settled, and revenue is recognized when the Company satisfies its performance obligation to the customer at a future date. As of December 31, 2025 and 2024, the Company deferred $258,765 and $1,091,235, respectively, related to prepaid flight hours under the jet card program for which the related travel had not yet occurred.

The Company also generates revenues from individual ad hoc charter bookings processed through the Company’s CharterGPT app, whereby the Company sources, negotiates, and arranges travel on a charter basis for a customer based on pre-selected options and pricing provided by the Company to the customer through the CharterGPT app . In addition, Cirrus Aviation Services markets charters on the Company’s aircraft for the Company’s benefit. Deferred revenue with respect to the CharterGPT app was $184,046 and $212,278 as of December 31, 2025 and 2024, respectively.

The Company utilizes certificated independent third-party air carriers in the performance of a portion of flights. The Company evaluates whether there is a promise to transfer services to the customer, as the principal, or to arrange for services to be provided by another party, as the agent, using a control model. The nature of the flight services the Company provides to members is similar regardless of which third-party air carrier is involved. The Company directs third-party air carriers to provide an aircraft to a member or customer. Based on evaluation of the control model, it was determined that the Company acts as the principal rather than the agent within all revenue arrangements. Owner charter revenue is recognized for flights where the owner of a managed aircraft sets the price for the trip. The Company records owner charter revenue at the time of flight on a net basis for the margin we receive to operate the aircraft. If the Company has primary responsibility to fulfill the obligation, then the revenue and the associated costs are reported on a gross basis in the consolidated statements of operations. Deferred revenue with respect to the management of aircraft was $315 and $0 as of December 31, 2025 and 2024, respectively.

The following is a breakout of revenue components by subcategory for the years ended December 31, 2025 and 2024.

	Year Ended
	December 31,
	2025	2024

Software App and Cirrus Charter	$4,804,747	$8,128,997
Jet Card and Fractional Programs	1,053,357	2,288,036
Management and Other Services	3,319,663	3,605,595
	$9,177,767	$14,022,628

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

Aircraft Sales

The Company from time to time acquires aircraft from vendors and various other third-party sellers in the private aviation industry. The Company’s classifies the purchase as aircraft inventory on the consolidated balance sheets. Aircraft inventory is valued at the lower of cost or net realizable value. Sales are recorded on a gross basis within revenues and cost of revenue in the consolidated statements of operations. The Company recorded no aircraft sales for the years ended December 31, 2025 and 2024.

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

Cost of Revenues

The cost of revenues expenses includes costs incurred in providing air transportation services, such as chartering third-party aircraft, aircraft lease expenses, pilot training and wages, aircraft fuel, aircraft maintenance, and other aircraft operating expenses, each of which is discussed below.

1.	Chartering Third-Party Aircraft: The cost of chartering third-party aircraft is recorded as a part of the cost of revenues expense. These expenses include the fees paid to third-party operators for providing aircraft services on behalf of the Company. Expenses are recognized in the consolidated statements of operations in the period when the service is rendered and are reported on an accrual basis.

2.	Aircraft Lease Expenses: Aircraft lease expenses include the cost of leasing aircraft for the Company’s operations. The lease expenses are recognized as an operating expense in the consolidated statements of operations over the lease term on a straight-line basis.

3.	Pilot Training and Wages: Pilot training costs are expensed as incurred and are included in the cost of revenues expenses. This encompasses expenses related to initial pilot training, recurrent training, and any additional required training programs. Pilot wages, including salaries, bonuses, and benefits, are also recognized as a part of the cost of revenues expenses and are reported on an accrual basis.

4.	Aircraft Fuel: The cost of aircraft fuel is recognized as an expense in the cost of revenues category based on the actual consumption during flight operations. Fuel costs are recorded in the consolidated statements of operations in the period when the fuel is consumed and are reported on an accrual basis.

5.	Aircraft Maintenance: Aircraft maintenance expenses include both routine and non-routine maintenance. Routine maintenance costs are expensed as incurred and are recorded as a part of the cost of revenues expense. Non-routine maintenance expenses, such as major repairs and overhauls, are capitalized and amortized over their expected useful life. The amortization expense is included in the cost of revenues expense and is recognized in the consolidated statements of operations on a straight-line basis over the asset’s useful life.

6.	Other Aircraft Operating Expenses: Other aircraft operating expenses include costs such as insurance, landing fees, navigation charges, and catering services. These expenses are recognized in the consolidated statements of operations as a part of the cost of revenues expenses in the period when they are incurred and are reported on an accrual basis.

Advertising Costs

The Company expenses the cost of advertising and promoting the Company’s services as incurred. Such amounts are included in sales and marketing expense in the consolidated statements of operations and totaled $779,004 and $687,785 for the years ended December 31, 2025 and 2024, respectively.

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

Income (Loss) per Common Share

The Company presents basic EPS and diluted EPS on the face of the consolidated statements of operations. Basic EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income attributable to common stockholders by the weighted-average number of diluted common shares outstanding. The computation of the diluted net income per share of common stock assumes the conversion of the Company’s Series B Convertible Preferred stock to 10,740,129 shares of common stock. The dilutive effect of potentially dilutive common shares is reflected in diluted earnings per share by application of the if-converted method for the Series B Convertible Preferred stock, and by application of the treasury stock method for the Company’s other potentially dilutive securities. For periods in which the Company incurs a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from the diluted EPS calculations. For the year ended December 31, 2025, there were 22,668 options and 9,686 warrants to purchase common stock, respectively, excluded. For the year ended December 31, 2024, there were 22,668 options, 9,686 warrants to purchase common stock, and 346,960 common shares issuable upon conversion of Series B Preferred Stock, respectively, excluded.

Concentration of Credit Risk

The Company maintains its cash with several major U.S. financial institutions which it believes to be creditworthy. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, however the Company may maintain balances in excess of the federally insured limits.

Segment Reporting

The Company identifies operating segments as components of the Company for which discrete financial information is available and is regularly reviewed by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and performance assessment. The chief operating decision maker is the Interim Chief Executive Officer. The Company determined that as of and through December 31, 2025 the Company operates in a single operating and reportable segment, private aviation services, as the chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue, for purposes of making operating decisions, allocating resources, and assessing performance. All of the Company’s long-lived assets are located in the U.S. and revenue from private aviation services is substantially earned from flights throughout the U.S.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, “Expense Disaggregation Disclosures.” ASU 2024-03 requires disclosure to disaggregate prescribed expenses within relevant statement of operations captions. The standard is effective for fiscal years beginning after December 15, 2026 and for interim periods after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of the changes to its existing disclosures.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides an optional practical expedient for estimating future credit losses based on current conditions as of the balance sheet date and assuming those conditions do not change over the remaining life of the accounts receivable. This standard is effective January 1, 2026. The Company does not expect this ASU to have a material impact on the consolidated results of operations and financial condition.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU removes references to prescriptive software development stages and includes an updated framework for capitalizing internal software costs. This standard is effective January 1, 2028. The Company is currently evaluating this ASU’s impact on the consolidated results of operations and financial condition.

NOTE 3 – OTHER ASSETS

Other assets consisted of the following:

	December 31,
	2025	2024
Deposits	$178,811	$104,811
Lease Maintenance Reserve	689,750	689,750
Total Other Assets	$868,561	$794,561

NOTE 4 – OTHER INVESTMENTS

Investment in AI Infrastructure Acquisition Corp.

In July 2025, the Company made a capital contribution of approximately $2.7 million to AIIA Sponsor Ltd. (“Sponsor”), which serves as the sponsor of AI Infrastructure Acquisition, Corp. (“AIIA”), in exchange for 1,912,833 units comprising 1,912,833 ordinary shares and 130,001 preference shares. AIIA is a special purpose acquisition company that after completing its initial public offering intends to focus on opportunities with companies and/or strategic assets in high-impact private technology companies advancing artificial intelligence and machine learning capabilities, as well as those involved in building, operating, or enabling next-generation data center infrastructure. Sponsor was founded and organized by certain of the Company’s executive officers and directors, who also serve as officers or directors of AIIA, with capital commitments from Sponsor’s founders and the Company. The Company’s contribution represents a 49.9% interest in the Sponsor.

On October 6, 2025, AIIA announced the closing of an initial public offering (“IPO”). In the IPO, AIIA sold an aggregate of 13,800,000 Units at a price of $10.00 per unit, resulting in total gross proceeds of $138,000,000. Each Unit consisted of one Class A ordinary share and one right, with each right entitling the holder thereof to receive one-fifth (1/5) of a Class A ordinary share of AIIA upon consummation of an initial business combination.

In connection with AIIA’s IPO, Sponsor purchased from AIIA, simultaneous with the closing of the IPO, an aggregate of 269,000 Units at a price of $10.00 per unit ($2,690,000 in the aggregate) in a private placement (the “Private Placement Units”). Each Private Placement Unit consisted of one Class A ordinary share and one right, with each right entitling the holder thereof to receive one-fifth (1/5) of a Class A ordinary share of AIIA upon consummation of an initial business combination.

At the close of the offering, Sponsor held 4,600,000 shares of the Class B ordinary shares of AIIA, representing 25% of the outstanding shares of AIIA (the “Class B Shares”). In addition, the Sponsor held 269,000 units comprising of 269,000 Class A ordinary shares and 269,000 rights.

In connection with the organization of Sponsor, Jet.AI owns approximately 49.9% of the ordinary shares and preferred shares, respectively, of the Sponsor (the “Sponsor Equity Interest”). The Company’s executive officers will be AIIA’s management team. The preferred shares of Sponsor are nonvoting shares and generally entitle the holders thereof to receive the net proceeds, if any, received by Sponsor from the sale, exchange, or disposition of the 269,000 rights or the shares issuable upon the exercise thereof, and the ordinary shares of Sponsor (which are voting shares in Sponsor) will generally be equivalent to the value of the 4,600,000 Class B Shares and 269,000 Class A shares of AIIA held by Sponsor.

The Company’s beneficial interest in AIIA’s Class A and Class B shares are recorded at fair value and are classified in “Other Investments” on the consolidated balance sheets. The fair value calculation of the investment in Sponsor is dependent on company- specific adjustments applied to the observable trading prices of AIIA Class A shares. The Company’s management estimates that a specific discount range of 20% to 40% sufficiently captures the risk or profit that a market participant would require as compensation for assuming the inherent risk of forfeiture if a business combination doesn’t occur and the lack of marketability of the Company’s beneficial interests in the Sponsor. The Company has selected a discount of 30% based on fair value measurements by an independent valuation expert, and due to the unobservable nature of this company-specific adjustment, the Company classifies the Other Investment as Level 3 in the fair value hierarchy. Subsequent changes in fair value will be recorded in the consolidated statement of operations during the period of the change.

As of December 31, 2025, the Company held an aggregate of 2,295,400 ordinary shares and 131,501 preferred shares of Sponsor, and rights to 26,300 Class A shares if AIIA consummates a successful business combination. As a result of the re-measurement of our investment in Sponsor as of December 31, 2025, we recognized an unrealized gain on investment of approximately $14.5 million within our consolidated statements of operations.

Other investments as of December 31, 2025 consist of the following:

December 31,
2025
AIIA Class A Ordinary Shares & Rights	$1,341,000
AIIA Class B Ordinary Shares	15,796,000
Total	$17,137,000

Year Ended
December 31,
2025
Beginning of year	$-
Investments in Sponsor	2,660,000
Unrealized gain on investment in AIIA	14,477,000
End of year	$17,137,000

The Company utilizes the services of an independent valuation expert (“Valuation Expert”) to determine the fair value of the Company’s indirect investment in AIIA. The Valuation Expert observed that the Class A shares of AIIA trades in a relatively liquid market at the measurement date, and the Company’s share of AIIA’s Class B shares were convertible to OXAC’s Class A Shares on a 1 to 1 basis. The Valuation Expert applied this ratio to the value of AIIA’s Class A shares and then applied an additional 30% discount to account for the lack of marketability and the inherent risk of forfeiture should a business combination not occur.

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2025.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the other investments classified as Level 3:

Other
Investments
Fair value of Level 3 other investment at December 31, 2024	$-
Initial fair value as of July 1, 2025	2,660,000
Change in valuation inputs or other assumptions	14,477,000
Fair value of Level 3 other investment at December 31, 2025	$17,137,000

NOTE 5 – NOTES RECEIVABLE

Unsecured Promissory Note

On May 31, 2025, the Company entered into a promissory note with an affiliated entity (the “Maker”). During the year ended December 31, 2025, the Company advanced $236,790 under this promissory note. On October 6, 2025, the Maker repaid in full all obligations owed to the Company under the promissory note.

NOTE 6 – NOTES PAYABLE

Bridge Agreement

On September 11, 2023, the Company entered into a binding term sheet (the “Bridge Agreement”) with eight investors whereby the investors purchased senior secured promissory notes (the “Bridge Notes”) from the Company in the aggregate principal amount of $625,000, which included $281,250 from related parties.

The Company received net proceeds from the sale of the Bridge Notes of $500,000, resulting in an original issue discount of $112,500. The notes accrued interest at five percent (5%) per annum and matured on March 11, 2024. The Company recognized a debt discount of $168,250 from the Bridge Notes, of which $77,625 was amortized during the year ended December 31, 2024. Interest expense was $79,314 for the year ended December 31, 2024.

These Bridge Notes and accrued interest payable were fully repaid during the year ended December 31, 2024.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

Total lease expense for the years ended December 31, 2025 and 2024 was $1,301,400 and $1,357,520, respectively, which is included within cost of revenues in the accompanying statements of operations.

Right-of-use lease assets and lease liabilities for our operating leases was recorded in the consolidated balance sheets as follows:

	December 31,
	2025	2024

Operating lease right-of-use asset	$2,576,036	$2,576,036
Accumulated amortization	(2,067,329)	(1,527,682)
Net balance	$508,707	$1,048,354

Lease liability, current portion	$495,782	$525,547
Lease liability, long-term	-	495,782
Total operating lease liabilities	$495,782	$1,021,329

As of December 31, 2025, the weighted average remaining lease term was 0.8 years, and the weighted average discount rate was 3%.

As of December 31, 2025, future minimum required lease payments due under the non-cancellable operating lease are as follows:

2026	503,250
Total future minimum lease payments	503,250
Less imputed interest	(7,468)
Maturities of lease liabilities	$495,782

GEM Share Purchase Agreement

The Company executed a Share Purchase Agreement, dated as of August 4, 2022, with GEM Yield LLC SCS and GEM Yield Bahamas Limited (together with GEM Yield LLC SCS, “GEM”). The Company has the right to periodically issue and sell to GEM, and GEM has agreed to purchase, up to $40,000,000 aggregate value of shares of the Company’s common stock during the 36-month period following the date of listing on Nasdaq.

No shares of common stock were sold pursuant to this agreement during the year ended December 31, 2025.

During the year ended December 31, 2024, the Company issued 58,447 shares of common stock pursuant to the agreement for total consideration of approximately $2.5 million.

The Company previously agreed to pay GEM a commitment fee equal to $800,000 payable in cash or freely tradable shares of the Company’s common stock, payable on or prior to the first anniversary of the date of listing and which fee was satisfied in October 2024 through the issuance of 36,886 shares of common stock.

Pursuant to the Share Purchase Agreement, the Company issued to GEM a warrant (the “GEM Warrant”) granting it the right to purchase up to 9,686 shares of common stock of the Company on a fully diluted basis. The GEM Warrant was issued with an exercise price of $1,935 and a term of three years. The GEM Warrant included an adjustment mechanism, whereby the exercise price is subject to adjustment from time to time. Pursuant to the GEM Warrant, on the first anniversary following the Public Listing Date as defined in the GEM Warrant (the “Adjustment Date”), if all or any portion of the GEM Warrant remained unexercised and the average closing price of the Company’s common stock for the 10 trading days following the Adjustment Date was less than 90% of the then-current exercise price of the warrant (the “Baseline Price”), then the exercise price of the unexercised Warrant Shares that remained exercisable pursuant to the GEM Warrant would be adjusted to 110% of the Baseline Price. Accordingly, the GEM Warrant exercise price was reduced to $5.51 per share as of December 31, 2025.

On August 4, 2022, the Company entered into a Registration Rights Agreement with GEM, obligating the Company to file a registration statement with respect to resales of the shares of common stock issuable to GEM under the Share Purchase Agreement and upon exercise of the GEM Warrant. Because that registration statement was not declared effective by October 23, 2023 (the “Effectiveness Deadline”), the Company was obligated to pay GEM an amount equal to $10,000 for each day following the Effectiveness Deadline until the registration statement was declared effective subject to a $300,000 cap if such delay in the declaration of effectiveness of the registration statement was caused by delays in SEC review of the registration statement or the SEC’s refusal to declare the registration statement effective. The Company has accrued $300,000 as of December 31, 2025 and 2024 with respect to this agreement.

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

Textron Aircraft Purchase Agreement

On October 31, 2024, the Company entered into an aircraft purchase agreement with Textron Aviation Inc. (“Textron”), for the purchase of three Cessna Citation CJ4 aircraft (the “CJ4 Aircraft”). Under the aircraft purchase agreement, the Company may purchase from Textron specifically configured CJ4 Aircraft at prevailing market rates whereby the aggregate purchase price could be approximately $40.5 million. The aircraft are expected to be delivered in the third and fourth quarter of 2026. The Company made deposits totaling $2.4 million under the purchase agreement through December 31, 2024, and made $1.7 million of additional deposits during 2025. No additional deposits are required under this agreement.

December 2024 Engagement Letter with Maxim Group LLC

On December 4, 2024, the Company entered into an engagement letter (the “2024 Maxim Engagement Letter”) with Maxim Group LLC (“Maxim”), pursuant to which Maxim serves as the Company’s exclusive financial advisor with respect to one or more potential business combinations. The Company agreed to pay Maxim a non-refundable stock fee of 25,000 shares (the “Retainer”) which were issued upon execution of the engagement letter. The shares were recorded to General and Administrative expenses as stock-based compensation based on the fair value of the shares of $95,000.

If the Company consummates certain transactions the engagement letter provides that Maxim is due a fee of $500,000 at closing (the “Success Fee”). If the Company enters into an agreement for a prospective transaction of the type contemplated by the 2024 Maxim Engagement Letter, and that agreement is subsequently terminated, and, as a result of that termination the Company is entitled to a break-up, termination, topping, expense reimbursement or similar fee or payment, a fee equal to 25% of all such amounts will be payable to Maxim. The transactions expected to be effected under the Amended Merger Agreement entered into with flyExclusive (as described further in Note 8) will, upon closing, entitle Maxim to the Success Fee.

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

On May 16, 2025, the Company entered into an amendment to the 2025 Maxim Engagement Letter. Pursuant to the amendment, in the event the Company executes, on a one-time basis, both a joint venture agreement and a related contribution agreement with any counterparty in connection with a spin-out, joint venture, or similar transaction, the Company agreed to Maxim an additional 125,000 shares of common stock. The amendment further provides that no additional shares will be issued to Maxim in connection with any subsequent or additional transactions of a similar nature.

During the year ended December 31, 2025, the Company issued 150,000 shares of common stock pursuant to the 2025 Maxim Engagement Letter. The shares were recorded to General and Administrative expenses as stock-based compensation based on the fair value of the shares of approximately $625,000.

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

During the year ended December 31, 2025, the Company contributed a total of $765,000 to Convergence Compute and completed the first milestone, acquiring a 0.5% equity interest for $300,000. In November 2025, the second milestone was met and the Company advanced $465,000 towards the second milestone. In January and February 2026, the Company made an additional contribution of $1.9 million, completing the second milestone for an additional 0.5% equity interest, and advancing $665,000 towards the third milestone.

Pursuant to the Contribution Agreement, the Company is obligated to fund the third closing upon satisfaction of the applicable milestones, which will require an additional contribution of $1,535,000 in exchange for a 17.5% equity interest in the Maritime data center project and an additional 0.5% equity interest in Convergence Compute; the Company also has the option, but not the obligation, to fund the fourth and fifth closings for additional contributions of $4,000,000 and $12,000,000, respectively, which, if completed, would bring the Company’s aggregate contributions to $20,000,000 and its total equity interest in Convergence Compute to 2.5%.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

Under the Amended and Restated Certificate of Incorporation of the Company, as amended, the Company is authorized to issue up to 204,000,000 shares, consisting of two classes: 200,000,000 shares of common stock, $0.0001 par value per share, and 4,000,000 shares of preferred stock, $0.0001 par value per share, of which 5,000 shares of preferred stock have been designated as Series B Convertible Preferred Stock, par value $0.0001 (“Series B Preferred Stock”). As of December 31, 2025 and 2024, there were no issued and outstanding shares of Series A and Series A-1 Preferred Stock, and 750 and 250 issued and outstanding shares of Series B Preferred Stock, respectively.

The Jet.AI Board adopted the 2023 Omnibus Incentive Plan (the “2023 Plan”) in order to facilitate the grant of equity awards to attract, retain and incentivize employees (including the named executive officers), independent contractors and directors of Jet.AI Inc. and its affiliates, which is essential to Jet.AI Inc.’s long term success. The 2023 Plan is a continuation of the 2018 Plan and 2021 Plan (each as defined below).

On October 10, 2024, the Company entered into Securities Purchase Agreements (the “First Purchase Agreement”) with institutional investors for the sale of 118,518 shares of common stock at a per share price of $20.25. The closing of the offering occurred on October 11, 2024. In connection with offering, the Company entered into a placement agency agreement with Maxim, pursuant to which the Company paid Maxim (as the placement agent) an aggregate fee equal to 7.0% of the aggregate gross proceeds received by the Company from the sale of the shares in the offering. The Company also agreed to reimburse Maxim for certain expenses in an amount up to $100,000. The gross proceeds from the offering were approximately $2.4 million, before deducting the placement agent’s fees and other estimated offering expenses payable by the Company of approximately $300,000.

On October 21, 2024, the Company entered into Securities Purchase Agreements (the “Second Purchase Agreement”) with institutional investors for the sale of 69,444 shares of common stock at a per share price of $21.60. The closing of the offering occurred on October 21, 2024. In connection with offering, the Company entered into a placement agency agreement with Maxim, pursuant to which the Company paid Maxim (as the placement agent), an aggregate fee equal to 7.0% of the aggregate gross proceeds received by the Company from the sale of the shares in the offering. The Company also agreed to reimburse Maxim for certain expenses in an amount up to $25,000. The gross proceeds from the offering were approximately $1.5 million, before deducting the placement agent’s fees and other estimated offering expenses payable by the Company of approximately $150,000.

On October 25, 2024, the Company entered into an Equity Distribution Agreement (“ATM Sales Agreement”) with Maxim, which provides for the sale, in our sole discretion, of shares of our common stock through Maxim, as our sales agent. In accordance with the terms of the ATM Sales Agreement, the Company may offer and sell shares of our common stock having an aggregate offering price of up to $5,400,000. We pay a commission of up to 3% of gross sales proceeds of shares of common stock sold under the ATM Sales Agreement. The Company sold 729,963 shares for gross proceeds of $5.4 million, before deducting placement agent’s fees and other estimated offering expenses payable by the Company of approximately $202,000.

On November 14, 2024, the Company issued 20,000 shares of common stock for offering costs. The fair value of the shares of $175,500 was recorded to stockholders’ deficit as a reduction of additional paid-in capital.

On November 21, 2025, the Company entered into an Equity Distribution Agreement (“2025 ATM Sales Agreement”) with Maxim, which provides for the sale, in our sole discretion, of shares of our common stock through Maxim, as our sales agent. In accordance with the original terms of the 2025 ATM Sales Agreement, the Company may offer and sell shares of common stock having an aggregate offering price of up to $10,000,000. We pay a commission of up to 3% of gross sales proceeds of any common stock sold under the 2025 ATM Sales Agreement. During 2025, the Company sold 751,426 shares for gross proceeds of $713,372, before deducting placement agent’s fees and other estimated offering expenses payable by the Company of approximately $21,000. In January 2026 the parties amended the 2025 ATM Sales Agreement to increase the amount that may be sold under the agreement to $35,063,257.

Series B Convertible Preferred Stock Securities Purchase Agreement

On March 28, 2024, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Ionic Ventures, LLC (“Ionic”) for a private placement, which closed on March 29, 2024. Pursuant to the Securities Purchase Agreement the Company sold 150 shares of Series B Preferred Stock, a warrant to purchase up to 1,500 shares of Series B Preferred Stock with an exercise price of $10,000 per share (the “Ionic Warrant”), and 1,111 shares of Company common stock for net proceeds of $1,345,025 after deducting offering costs of $155,000.

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

Subject to certain limitations, and provided there is an effective registration statement covering Ionic’s resale of the common stock underlying the Series B Preferred Stock, shares of Series B Preferred Stock automatically convert into shares of Jet.AI Common Stock on or prior to the tenth trading day after the issuance date of such shares of Series B Preferred Stock. The number of shares of common stock issuable upon conversion of a share of Series B Preferred Stock is calculated by dividing the conversion amount per share of Series B Preferred Stock by the then conversion price. The conversion amount is equal to the stated value of the shares of Series B Preferred Stock, which is $10,000, plus any additional amounts and late charges calculated in accordance with the Certificate of Designations. The conversion price is equal to 90% (or, in the case of a delisting, 80%) of the lowest daily volume weighted average price of Common Stock over a period beginning on the trading day after the Company delivers shares of common stock upon such conversion to Ionic and ending on the trading day on which the aggregate dollar trading volume of our common stock exceeds seven times the applicable conversion amount, subject to a five trading day minimum period for such calculation, and subject to certain adjustments.

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

In connection with the transactions under the Securities Purchase Agreement, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Maxim and agreed to pay Maxim a cash fee equal to 7% of the aggregate gross proceeds raised under the Securities Purchase Agreement and reimburse Maxim, directly upon the initial closing under the Securities Purchase Agreement for expenses incurred by Maxim, in an amount not to exceed an aggregate of $15,000. The Company paid Maxim a total of $120,000 out of the gross proceeds it received at closing. From time to time as the Company issues additional securities to Ionic as contemplated by the Securities Purchase Agreement, the Company would be obligated to pay Maxim cash fees of up to $1,050,000.

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

On October 10, 2024, the Company and Ionic entered into a second letter agreement (the “Second Letter Agreement”) that set forth certain understandings and agreements among the Company and Ionic related to the Securities Purchase Agreement. Under the Second Letter Agreement, Ionic agreed to refrain from taking action to protect its legal rights under the Securities Purchase Agreement, and the related documents and agreements among the parties, related to certain actions and transactions identified in the Second Letter Agreement. In consideration of Ionic’s consent, the Company agreed to, among other things, change the Conversion Measurement Period (as defined in the Certificate of Designations) for the 200 shares of Series B Convertible Preferred Stock that Ionic held as of the date of the Second Letter Agreement to begin on March 28, 2024 and to end in accordance with the Certificate of Designations.

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

On December 2, 2025, the Company, Hexstone Capital, LLC (“Hexstone”), and Ionic entered into a fourth letter agreement (the “Fourth Letter Agreement”) that set forth certain understandings and agreements among the Company and Ionic related to the Securities Purchase Agreement. Hexstone was assigned certain rights shares acquired by Ionic under the Ionic Warrant. Under the Fourth Letter Agreement, agreed to refrain from taking action to protect its legal rights under the Securities Purchase Agreement, and the related documents and agreements among the parties, related to (i) a transaction that may be effected utilizing the registration statement on Form S-3 (File No. 333-281578) as generally identified in the Fourth Letter Agreement and (ii) a potential underwritten public offering not to exceed $10 million. In consideration for the consent of Ionic and Hexstone, the Company agreed, among other things, to change the conversion price of Series B Convertible Preferred Stock as set forth in that certain Certificate of Designation for the Series B Convertible Preferred Stock by filing an amendment to the Certificate such that shares of Series B Convertible Preferred Stock could convert at a lower price.

As amended to date, the Certificate of Designations for the Series B Convertible Stock provides that shares of Series B Convertible Preferred Stock are convertible at a price equal to the lower of (A) $1.63, or (B) 90% (or, if the Company’s common stock is suspended from trading on or delisted from its principal trading market at any time after the initial issuance date (whether or not subsequently cured), 80%) of the lowest daily VWAP of the Company’s common stock during the period beginning on the trading day immediately after the day on which the applicable Holder receives the shares of common stock issuable upon conversion of the their preferred shares (“Conversion Shares”) and ending on the trading day on which the aggregate dollar volume of the Company’s common stock on its principal trading market exceeds the product of the Conversion Amount set forth on the applicable conversion notice multiplied by seven (7), subject to a five (5) trading day minimum (such period, the “Conversion Measuring Period”); provided, however, that each day on which (i) the Company’s common stock has been suspended for trading on all Eligible Markets (as defined), (ii) Conversion Shares cannot be sold by the Holder because of a defined violation by the Company, or (iii) Conversion Shares are not delivered after the share delivery deadline, are excluded from the Conversion Measuring Period.

Except as described above, the rights and preferences of the Series B Convertible Preferred Stock, which have been described in various reports previously filed by the Company with the SEC, did not change.

In November and December 2024, the Company issued 400 shares of Series B Preferred Stock upon a partial exercise of the Ionic Warrant for gross proceeds of $4,000,000 before deducting offering costs of $280,000.

During the year ended December 31, 2024, the Company issued 293,184 shares of common stock for the conversion of 350 shares of Series B Convertible Preferred Stock.

During the year ended December 31, 2025, the Company issued a total of 1,100 shares of Series B Preferred Stock upon various exercises of the Ionic Warrant for gross proceeds of $11,000,000 before deducting offering costs of $770,000. As a result of these exercises, there were no remaining Series B Preferred Stock warrants outstanding as of December 31, 2025.

During the year ended December 31, 2025, the Company issued 3,730,873 shares of common stock for the conversion of 600 shares of Series B Preferred Stock.

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

Upon closing of the Merger, the holders of SpinCo Common Stock will have their SpinCo Common Stock converted on a pro rata basis into the right to receive shares of Class A common stock of flyExclusive (“flyExclusive Common Stock”), based on an exchange ratio equal to the quotient of (i) the “Initial Purchase Price” divided by the volume weighted average closing sale price of the flyExclusive Common Stock as reported on NYSE American for a period of 30 consecutive trading days ending on the trading day three trading days prior to the day of closing of the Merger (the “Merger Consideration Shares”), divided by (ii) the total outstanding shares of SpinCo Common Stock. The “Initial Purchase Price” is an amount equal to the product of SpinCo’s estimated net cash, multiplied by certain premium percentages depending on SpinCo’s estimated net cash upon closing of the Merger. The number of Merger Consideration Shares that holders of SpinCo Common Stock will receive is subject to adjustment, depending on, among other things, the actual amount of SpinCo’s net cash at closing of the Merger. The Company’s stockholders will continue to own and hold their existing shares of the Company’s common stock as of closing of the Merger.

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

The Transactions are subject to shareholder approval and are expected to close during the first or second quarter of 2026.

Warrant Exchange

On July 30, 2024, the Company completed an exchange offer relating to its previously outstanding Redeemable Warrants, Merger Consideration Warrants, and private placement warrants (the “Private Placement Warrants”), whereby the holders of the Redeemable Warrants and Private Placement Warrants were offered 0.3054 shares of common stock, and holders of Merger Consideration Warrants were offered 1.0133 shares of common stock, in exchange for each outstanding warrant tendered (the “Warrant Exchange Offer”). In connection with the closing of the Warrant Exchange Offer, a total of 42,597 shares of common stock were issued in exchange for 87,644 warrants. Pursuant to an amendment to the warrant agreement with respect to each class of warrants approved by the holders in connection with the Warrant Exchange Offer, on September 9, 2024, the 14,764 outstanding warrants that were not tendered in the exchange were exchanged for 10,938 shares of common stock. There were no Redeemable Warrants, Merger Consideration Warrants, or Private Placement Warrants outstanding as of December 31, 2025 and 2024.

As a result of these transactions, the Company recognized a deemed dividend of $540,255 from the excess of the fair value of the common stock over the fair value of the warrants immediately prior to the exchange.

Regulation A offerings

In June 2021, the Company undertook another Regulation A, Tier 2 offering for which it was selling up to 4,012 non-voting common stock at $5,400 per share for a maximum of $21,880,000. During the year ended December 31, 2023, the Company issued an additional 293 shares of non-voting common stock under the Regulation A, Tier 2 campaign for aggregate gross proceeds of $1,598,630, with $6,724 of these proceeds pending release from escrow at December 31, 2025.

Share Repurchase Program

On November 13, 2024, the Company’s Board of Directors authorized and approved a share repurchase program (the “Share Repurchase Program”) pursuant to which the Company may repurchase up to $2 million of the Company’s outstanding shares of common stock from time to time through December 31, 2025. The Company may buy back its common stock from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, and federal and state laws governing such transactions, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The Share Repurchase Program does not oblige the Company to acquire any specific number of shares and may be modified, discontinued, or suspended at any time. As of December 31, 2025 and 2024, no shares had been repurchased under the Share Repurchase Program.

Stock Options

The 2023 Plan provides for the grant of equity awards to employees, outside directors, and consultants, including the direct award or sale of shares, stock options, and restricted stock units to purchase shares. The 2023 Plan is a continuation of the 2018 Plan and 2021 Plan, which were assumed from Jet Token and amended, restated and re-named into the form of the 2023 Omnibus Incentive Plan. In December 2025, the 2023 Plan was amended to increase the number of shares of common stock authorized under the 2023 Plan to 775,000 shares (plus an amount of shares that will account for all shares issuable in connection with the vesting of certain performance share unit awards that we granted to our executive management team. As of December 31, 2025, the total number of shares reserved for issuance under the Omnibus Incentive Plan was 775,000 shares. The Omnibus Incentive Plan is administered by the Company’s Board of Directors, and expires ten years after its initial adoption, unless terminated by the Board.

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

A summary of our stock option activity for the years ended December 31, 2025 and 2024, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2023	16,268	$1,381.64	7.40
Granted	6,400	23.74	10.00
Exercised	-	-	-
Expired/Cancelled	-	-	-
Outstanding at December 31, 2024	22,668	$998.26	7.32

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2024	22,668	$998.26	7.32
Granted	-	-	-
Exercised	-	-	-
Expired/Cancelled	-	-	-
Outstanding at December 31, 2025	22,668	$998.26	6.32

Exercisable at December 31, 2024	20,891	$1,087	6.27

The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The range of input assumptions used by the Company were as follows:

December 31,
2024
Expected life (years)	6
Risk-free interest rate	3.55% - 3.95%
Expected volatility	90%
Annual dividend yield	0%
Per share grant date fair value	$18.19

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

During the years ended December 31, 2025 and 2024, stock-based compensation expense of $1,626,102 and $4,287,236, respectively, was recognized for the vesting of these options and restricted stock units. As of December 31, 2025, there was approximately $192,000 in unrecognized stock-based compensation, which will be recognized through September 2027.

Performance Share Units

In 2024, the Board of Directors granted 10 performance share units (“PSU”) to each of the Company’s 7 employees. Each PSU represents the right to receive shares of the Company’s common stock upon vesting, which occurs incrementally upon the achievement of 10 defined market capitalization thresholds of $5 million increments. The first PSU vests upon the Company achieving and sustaining $5 million in market capitalization — measured as outstanding shares of common stock multiplied by the value weighted average price — for sixty consecutive days. The first PSU performance hurdle was met in May 2025; however, issuance of the underlying shares required shareholder approval to expand the authorized share pool under the Omnibus Incentive Plan. The Company obtained that approval in late December 2025 through an amendment to the 2023 Plan and issued an aggregate of 24,754 shares of common stock to the PSU holders in February 2026. The Company’s expense in connection with the PSUs was approximately $29,000.

Warrants

The number of outstanding warrants issued by the Company as of December 31, 2025 and 2024 is as follows:

Warrant	Expiration Date Date	Exercise Price	Number Outstanding
GEM Common Stock Warrants	8/11/2026	$5.51	9,686
Total			9,686

NOTE 9 – RELATED PARTY TRANSACTIONS

See Note 4 for discussion of the Company’s related party investment in Sponsor. Sponsor was founded and organized by certain of the Company’s executive officers and directors, who also serve as officers or directors of AI Infrastructure Acquisition Corp., with capital commitments from Sponsor’s founders and the Company.

Commencing on the effective date of AIIA’s IPO, the Sponsor agreed to pay the Company a total of up to $10,000 per month for office space, utilities, secretarial and administrative support to the Sponsor and AIIA. Upon completion of AIIA’s initial Business Combination or AIIA’s liquidation, the Sponsor will cease paying these monthly fees. For the year ended December 31, 2025, the Company recorded income of $30,000 from the Sponsor under the Administrative Services Agreement, which is included in other income in the consolidated statements of operations. At December 31, 2025, the Company recorded a receivable of $30,000 which is included in accounts receivable in the consolidated balance sheets.

See Note 5 for a discussion of the related party promissory note receivable entered into with an affiliated entity in May 2025.

See Note 6 for a discussion of the Bridge Agreement entered into with related parties.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company’s financial instruments, except for other investments discussed in Note 4, consist of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature.

NOTE 11 – DEFERRED REVENUE

Changes in deferred revenue for the years ended December 31, 2025 and 2024 were as follows:

Deferred revenue as of December 31, 2024	$1,319,746
Amounts deferred during the year	1,815,925
Revenue recognized from amounts included in the deferred revenue beginning balance	(1,303,513)
Revenue from current year sales	(1,389,032)
Deferred revenue as of December 31, 2025	$443,126

NOTE 12 – INCOME TAXES

For the years ended December 31, 2025 and 2024, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company. The Company’s losses before income taxes consist solely of losses from domestic operations.

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Amount	%	Amount	%
Statutory US Federal tax rate	$963,790	21.0%	$(2,674,021)	21.0%
Permanent differences:
Stock compensation	341,481	7.4%	900,320	-7.1%
Other	(41,301)	-0.9%	45,679	-0.3%
Valuation allowance	(1,263,970)	-27.5%	1,728,022	-13.6%
Total	$-	0.0%	$-	0.0%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 are comprised of the following:

	2025	2024
Deferred tax asset attributable to:
Net operating loss carryover	$6,075,000	$4,299,000
Deferred tax liablities attributable to:
Unrealized gain on equity investments	$(3,040,170)	$-
Net deferred tax asset before valuation allowance:
Valuation allowance	(3,034,830)	(4,299,000)
Net deferred tax asset	$-	$-

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which are comprised primarily of net operating loss carryforwards. Management considered the impact of unrealized gains recognized during the year related to investments measured at fair value, which give rise to deferred tax liabilities associated with temporary differences. Because these gains are non cash in nature, dependent on future liquidity events, and not indicative of recurring taxable income, management concluded that such gains do not outweigh significant negative evidence. Management has considered the Company’s history of cumulative net losses in the United States, estimated future taxable income, and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its U.S. federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against these net deferred tax assets as of December 31, 2025 and 2024, respectively. The Company reevaluates the positive and negative evidence at each reporting period. During the period ended December 31, 2025, the Company’s valuation allowance increased during the period by approximately $1,776,000, primarily due to the generation of a net operating loss of approximately $8,458,000. The Company paid no federal or state income taxes during the years ended December 31, 2025 and 2024.

The Company recognizes the financial statement benefit of a tax position only after determining that it is more likely than not that the position will be sustained upon examination by the relevant taxing authority. Management evaluated uncertain tax positions as of December 31, 2025 and 2024 and concluded that no reserves for unrecognized tax benefits were required. The Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

At December 31, 2025, the Company had federal net operating loss carry forwards of approximately $28,900,000. The federal operating losses since inception have no expiration.

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

The Company is subject to tax in the United States (“U.S.”) and files income tax returns in the U.S. Federal jurisdiction and several states and local jurisdictions where the Company has determined it has tax nexus. The Company is subject to U.S. Federal, state and local income tax examinations by tax authorities for tax years 2021 and forward. The Company currently is not under examination by any tax authority.

NOTE 13 – SUBSEQUENT EVENTS

In January and February 2026 the Company made an additional $1.9 million capital contribution to Convergence Compute, completing the second milestone acquiring an additional 0.5% equity interest, and advancing $665,000 towards the third milestone.

In January, February and March 2026, the Company sold an aggregate of 73,131,979 shares of common stock under the 2025 ATM Sales Agreement for gross proceeds of approximately $19.0 million, before deducting placement agent’s fees and other estimated offering expenses payable by the Company of approximately $570,000.

In January and February 2026, the Company issued 39,770,733 shares of common stock for the conversion of the remaining 750 shares of Series B Convertible Preferred Stock.

The Company has evaluated subsequent events that occurred after December 31, 2025 through March 6, 2026, the date that these consolidated financial statements were available to be issued, and noted no additional events requiring recognition for disclosure.

