Form 10-Q
period 2026-03-31
Jet.AI Inc.
filed 2026-05-14
CIK 1861622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 13, 2026, there were 1,421,721 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

JET.AI, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,497,732	$1,819,503
Accounts receivable	318,505	97,331
Other assets	215,504	248,724
Total current assets	14,031,741	2,165,558

Property and equipment, net	1,868	2,505
Intangible assets, net	86,745	86,745
Right-of-use lease asset	371,317	508,707
Investment in joint venture	2,765,000	865,000
Deposit on aircraft	4,050,000	4,050,000
Deposits and other assets	868,561	868,561
Other investments	17,231,000	17,137,000
Total assets	$39,406,232	$25,684,076

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,352,473	$1,621,379
Accrued liabilities	1,251,345	1,148,782
Deferred revenue	465,365	443,126
Operating lease liability	361,917	495,782
Total current liabilities	3,431,100	3,709,069

Commitments and contingencies (Note 2, 5, and 6)	-	-

Stockholders’ Equity
Preferred Stock, 4,000,000 shares authorized, par value $0.0001, 0 issued and outstanding	-	-
Series B Convertible Preferred Stock, 5,000 shares authorized, par value $0.0001, 0 and 750 issued and outstanding	-	-
Common stock, 1,000,000 shares authorized, par value $0.0001, 639,738 and 31,413 issued and outstanding	63	2
Subscription receivable	(6,724)	(6,724)
Additional paid-in capital	86,619,499	69,938,333
Accumulated deficit	(50,637,706)	(47,956,604)
Total stockholders’ equity	35,975,132	21,975,007
Total liabilities and stockholders’ equity	$39,406,232	$25,684,076

See accompanying notes to consolidated financial statements

JET.AI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2026	2025

Revenues	$1,681,236	$3,474,638

Cost of revenues	1,915,459	3,590,152

Gross loss	(234,223)	(115,514)

Operating Expenses:
General and administrative (including stock-based compensation of $64,382 and $550,936, respectively)	2,225,862	2,652,427
Sales and marketing	306,387	294,408
Research and development	99,080	108,924
Total operating expenses	2,631,329	3,055,759

Operating loss	(2,865,552)	(3,171,273)

Other income:
Other income	90,450	1,469
Unrealized gain on other investments	94,000	-
Total other income	184,450	1,469

Loss before provision for income taxes	(2,681,102)	(3,169,804)

Provision for income taxes	-	-

Net Loss	$(2,681,102)	$(3,169,804)

Weighted average shares outstanding - basic and diluted	401,302	8,557
Net loss per share - basic and diluted	$(6.68)	$(370.43)

See accompanying notes to consolidated financial statements

JET.AI, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	Series B Preferred Stock		Common Stock		Subscription	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Equity
Balance at December 31, 2024	250	$-	8,149	$1	$(6,724)	$59,065,261	$(52,546,078)	6,512,460
Stock-based compensation	-	-	127	-	-	550,936	-	550,936
Issuance of Series B Convertible Preferred Stock upon exercise of warrants	1,100	-	-	-	-	11,000,000	-	11,000,000
Series B Preferred Stock conversion	(50)	-	2,661	-	-	-	-	-
Offering costs	-	-	-	-	-	(1,270,000)	-	(1,270,000)
Net loss	-	-	-	-	-	-	(3,169,804)	(3,169,804)
Balance at March 31, 2025 (unaudited)	1,300	$-	10,937	$1	$(6,724)	$69,346,197	$(55,715,882)	$13,623,592

	Series B Preferred Stock		Common Stock		Subscription	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Equity
Balance at December 31, 2025	750	$-	31,413	2	$(6,724)	$69,938,333	$(47,956,604)	21,975,007
Stock-based compensation	-	-	124	-	-	64,382	-	64,382
Sale of Common Stock for cash	-	-	409,347	41	-	19,813,717	-	19,813,758
Series B Preferred Stock conversion	(750)	-	198,854	20	-	(20)	-	-
Offering costs	-	-	-	-	-	(3,196,913)	-	(3,196,913)
Net loss	-	-	-	-	-	-	(2,681,102)	(2,681,102)
Balance at March 31, 2026 (unaudited)	-	$-	639,738	$63	$(6,724)	$86,619,499	$(50,637,706)	$35,975,132

See accompanying notes to consolidated financial statements

JET.AI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,681,102)	$(3,169,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on other investments	(94,000)	-
Amortization and depreciation	637	638
Stock-based compensation	64,382	550,936
Non-cash operating lease costs	137,390	133,439
Changes in operating assets and liabilities:
Accounts receivable	(221,174)	(266,643)
Other current assets	33,220	21,059
Accounts payable	(268,906)	271,350
Accrued liabilities	102,563	446,080
Deferred revenue	22,239	(37,349)
Operating lease liability	(133,865)	(129,914)
Net cash used in operating activities	(3,038,616)	(2,180,208)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture	(1,900,000)	-
Deposit on aircraft	-	(1,100,000)
Deposits and other assets	-	(77,000)
Net cash used in investing activities	(1,900,000)	(1,177,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Offering costs	(3,196,913)	(1,270,000)
Proceeds from exercise of Series B Convertible Preferred Stock warrants	-	11,000,000
Proceeds from sale of Common Stock	19,813,758	-
Net cash provided by financing activities	16,616,845	9,730,000

Increase in cash and cash equivalents	11,678,229	6,372,792
Cash and cash equivalents, beginning of period	1,819,503	5,872,627
Cash and cash equivalents, end of period	$13,497,732	$12,245,419

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

Reverse Stock Split

On April 8, 2026, the Company effected a reverse common stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-200. In addition, the aggregate number of equity-based awards that remain available to be granted under the Company’s equity compensation plans was decreased proportionately and proportionate adjustments were made to the per-share exercise price and the number of shares issuable upon the exercise of outstanding stock options, as applicable, as well as to the number of shares that would be owned upon vesting and settlement of restricted stock units and other equity-based awards, as applicable. Similar proportionate adjustments were also made to the outstanding warrants. No fractional shares were issued as a result of the reverse stock split and any fractional shares resulting from the reverse stock split were rounded down to the nearest number of whole shares so that the Company issued cash in lieu of any fractional shares that such stockholder would have received as a result of the reverse stock split. In accordance with Accounting Standards Codification (“ASC”) 260-10-55-12, the Company has adjusted the number of shares, per-share computations and the computations of basic and diluted loss per share (“EPS”) retroactively for all periods presented in the consolidated financial statements and related notes.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Jet.AI Inc. and its wholly owned subsidiaries, Summerlin Aviation LLC, Jet Token Software Inc., Jet Token Management Inc., Galilee LLC, Cloudrise Ltd., and Galilee 1 SPV LLC. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Included within cash and cash equivalents is restricted cash of $500,000 at March 31, 2026 and December 31, 2025.

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

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective year. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. As of March 31, 2026 and December 31, 2025, property and equipment consisted entirely of equipment which is being depreciated over a three-year period.

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

Allowance for Credit Losses

The Company recognizes an expected allowance for credit losses with respect to its accounts receivable. In addition, also at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded. Accounts receivable are evaluated individually for impairment. This estimate is adjusted for management’s assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses. The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in operations or an offset to credit loss expense in the year of recovery, in accordance with the entity’s accounting policy election. No allowance for credit losses was considered necessary at March 31, 2026 and December 31, 2025.

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

Deferred revenue is an obligation to transfer services to a customer for which the Company has already received consideration. Upon receipt of a prepayment from a customer for all or a portion of the transaction price, the Company initially recognizes a contract liability. The contract liability is settled, and revenue is recognized when the Company satisfies its performance obligation to the customer at a future date. As of March 31, 2026 and December 31, 2025, the Company deferred $213,759 and $258,765, respectively, related to prepaid flight hours under the jet card program for which the related travel had not yet occurred.

The Company also generates revenues from individual ad hoc charter bookings processed through the Company’s App, whereby the Company sources, negotiates, and arranges travel on a charter basis for a customer based on pre-selected options and pricing provided by the Company to the customer through the App. In addition, Cirrus Aviation Services markets charters on the Company’s aircraft for the Company’s benefit. Deferred revenue with respect to the App was $251,291 and $184,046 as of March 31, 2026 and December 31, 2025, respectively.

The Company utilizes certificated independent third-party air carriers in the performance of a portion of flights. The Company evaluates whether there is a promise to transfer services to the customer, as the principal, or to arrange for services to be provided by another party, as the agent, using a control model. The nature of the flight services the Company provides to members is similar regardless of which third-party air carrier is involved. The Company directs third-party air carriers to provide an aircraft to a member or customer. Based on evaluation of the control model, it was determined that the Company acts as the principal rather than the agent within all revenue arrangements. Owner charter revenue is recognized for flights where the owner of a managed aircraft sets the price for the trip. The Company records owner charter revenue at the time of flight on a net basis for the margin we receive to operate the aircraft. If the Company has primary responsibility to fulfill the obligation, then the revenue and the associated costs are reported on a gross basis in the consolidated statements of operations. Deferred revenue with respect to the management of aircraft was $315 as of March 31, 2026 and December 31, 2025, respectively

The following is a breakout of revenue components by subcategory for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,
	2026	2025

Software App and Cirrus Charter	$961,130	$1,849,950
Jet Card and Fractional Programs	58,666	343,345
Management and Other Services	661,440	1,281,343
	$1,681,236	$3,474,638

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

Aircraft Sales

The Company from time to time acquires aircraft from vendors and various other third-party sellers in the private aviation industry. The Company’s classifies the purchase as aircraft inventory on the consolidated balance sheets. Aircraft inventory is valued at the lower of cost or net realizable value. Sales are recorded on a gross basis within revenues and cost of revenue in the consolidated statements of operations. The Company recorded no aircraft sales for the three months ended March 31, 2026 and 2025.

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

Advertising Costs

The Company expenses the cost of advertising and promoting the Company’s services as incurred. Such amounts are included in sales and marketing expense in the consolidated statements of operations and totaled $306,387 and $294,408 for the three months ended March 31, 2026 and 2025, respectively.

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

Loss per Common Share

The Company presents basic EPS and diluted EPS on the face of the consolidated statements of operations. Basic EPS is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding. For periods in which the Company incurs a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from the diluted EPS calculations. For the three months ended March 31, 2026, there were 90 options and 48 warrants to purchase common stock, respectively, excluded. For the three months ended March 31, 2025, there were 90 options, 48 warrants to purchase common stock, and 13,442 common shares issuable upon conversion of Series B Preferred Stock, respectively, excluded.

Concentration of Credit Risk

The Company maintains its cash with several major U.S. financial institutions which it believes to be creditworthy. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, however the Company may maintain balances in excess of the federally insured limits.

Segment Reporting

The Company identifies operating segments as components of the Company for which discrete financial information is available and is regularly reviewed by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and performance assessment. The chief operating decision maker is the Interim Chief Executive Officer. The Company determined that as of and through March 31, 2026 the Company operates in a single operating and reportable segment, private aviation services, as the chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue, for purposes of making operating decisions, allocating resources, and assessing performance. All of the Company’s long-lived assets are located in the U.S. and revenue from private aviation services is substantially earned from flights throughout the U.S.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides an optional practical expedient for estimating future credit losses based on current conditions as of the balance sheet date and assuming those conditions do not change over the remaining life of the accounts receivable. This standard is effective January 1, 2026. The adoption of the ASU did not have a material impact on the condensed consolidated results of operations and financial condition.

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

NOTE 3 – OTHER ASSETS

Other assets consisted of the following:

	March 31,	December 31,
	2026	2025
Deposits	$178,811	$178,811
Lease Maintenance Reserve	689,750	689,750
Total Other Assets	$868,561	$868,561

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

Jet.AI owns approximately 49.9% of the ordinary shares and preferred shares, respectively, of the Sponsor (the “Sponsor Equity Interest”). The Company’s executive officers are AIIA’s management team. The preferred shares of Sponsor are nonvoting shares and generally entitle the holders thereof to receive the net proceeds, if any, received by Sponsor from the sale, exchange, or disposition of the 269,000 rights or the shares issuable upon the exercise thereof, and the ordinary shares of Sponsor (which are voting shares in Sponsor) will generally be equivalent to the value of the 4,600,000 Class B Shares and 269,000 Class A shares of AIIA held by Sponsor.

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

As of March 31, 2026, the Company held an aggregate of 2,295,400 ordinary shares and 131,501 preferred shares of Sponsor, and rights to 26,300 Class A ordinary shares if AIIA consummates a successful business combination. As a result of the re-measurement of our investment in Sponsor as of March 31, 2026, we recognized an unrealized gain on investment of approximately $94,000 within our consolidated statements of operations.

Other investments as of March 31, 2026 and December 31, 2025 consist of the following:

	March 31,	December 31,
	2026	2025
AIIA Class A Ordinary Shares & Rights	$1,352,000	$1,341,000
AIIA Class B Ordinary Shares	15,879,000	15,796,000
Total	$17,231,000	$17,137,000

Three Months Ended
March 31,
2026
Beginning of period	$17,137,000
Investments in Sponsor	-
Unrealized gain on investment in AIIA	94,000
End of period	$17,231,000

The Company utilizes the services of an independent valuation expert (“Valuation Expert”) to determine the fair value of the Company’s indirect investment in AIIA. The Valuation Expert observed that the Class A shares of AIIA trades in a relatively liquid market at the measurement date, and the Company’s share of AIIA’s Class B shares were convertible to AIIA’s Class A Shares on a 1 to 1 basis. The Valuation Expert applied this ratio to the value of AIIA’s Class A shares as the basis for valuing the Company’s share of AIIA’s Class B shares. The Valuation Expert utilized a Probability-Weighted Expected Return Method (“PWERM”) to determine the fair value of the Company’s indirect interest in AIIA’s Class B Founder Shares, applying an 80% probability-weighted likelihood of completing the initial business combination based on management’s assumption. The Valuation Expert utilized a Monte Carlo simulation, with a weighted volatility of 33.14% and a risk-free rate of 3.47%, to estimate a total discounting period of 1.34 years. The Valuation Expert further applied a Discount for Lack of Marketability (“DLOM”) of 9.33%, calculated using a Finnerty Put model with a restriction term of 0.50 years (the post-business-combination lockup period), the weighted volatility of 33.14%, and a risk-free rate of 3.47%, to account for the transfer restrictions on the Founder Shares.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2026.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the other investments classified as Level 3:

Other
Investments
Fair value of Level 3 other investment at December 31, 2025	$17,137,000
Change in valuation inputs or other assumptions	94,000
Fair value of Level 3 other investment at March 31, 2026	$17,231,000

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

Total lease expense for the three months ended March 31, 2026 and 2025 was $320,775 and $325,350, respectively, which is included within cost of revenues in the accompanying statements of operations.

Right-of-use lease assets and lease liabilities for our operating leases was recorded in the consolidated balance sheet as follows:

	March 31,	December 31,
	2026	2025

Operating lease right-of-use asset	$2,576,036	$2,576,036
Accumulated amortization	(2,204,719)	(2,067,329)
Net balance	$371,317	$508,707

Lease liability, current portion	$361,917	$495,782

As of March 31, 2026, the weighted average remaining lease term was 0.7 years, and the weighted average discount rate was 3%.

As of March 31, 2026, future minimum required lease payments due under the non-cancellable operating lease are as follows:

2026	366,000
Total future minimum lease payments	366,000
Less imputed interest	(4,083)
Maturities of lease liabilities	$361,917

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

The Company previously agreed to pay GEM a commitment fee equal to $800,000 payable in cash or freely tradable shares of the Company’s common stock, payable on or prior to the first anniversary of the date of listing and which fee was satisfied in October 2024 through the issuance of 184 shares of common stock.

Pursuant to the Share Purchase Agreement, the Company issued to GEM a warrant (the “GEM Warrant”) granting it the right to purchase up to 48 shares of common stock of the Company on a fully diluted basis. The GEM Warrant was issued with an exercise price of $387,000 and a term of three years. The GEM Warrant included an adjustment mechanism, whereby the exercise price is subject to adjustment from time to time. Pursuant to the GEM Warrant, on the first anniversary following the Public Listing Date as defined in the GEM Warrant (the “Adjustment Date”), if all or any portion of the GEM Warrant remained unexercised and the average closing price of the Company’s common stock for the 10 trading days following the Adjustment Date was less than 90% of the then-current exercise price of the warrant (the “Baseline Price”), then the exercise price of the unexercised Warrant Shares that remained exercisable pursuant to the GEM Warrant would be adjusted to 110% of the Baseline Price. Accordingly, the GEM Warrant exercise price was reduced to $102.00 per share as of March 31, 2026.

On August 4, 2022, the Company entered into a Registration Rights Agreement with GEM, obligating the Company to file a registration statement with respect to resales of the shares of common stock issuable to GEM under the Share Purchase Agreement and upon exercise of the GEM Warrant. Because that registration statement was not declared effective by October 23, 2023 (the “Effectiveness Deadline”), the Company was obligated to pay GEM an amount equal to $10,000 for each day following the Effectiveness Deadline until the registration statement was declared effective subject to a $300,000 cap if such delay in the declaration of effectiveness of the registration statement was caused by delays in SEC review of the registration statement or the SEC’s refusal to declare the registration statement effective. The Company has accrued $300,000 as of March 31, 2026 and December 31, 2025 with respect to this agreement.

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

On August 8, 2025, the Company entered into a cancellation agreement with Textron to terminate the CJ4 Aircraft purchase agreement. Pursuant to the terms of the cancellation agreement, the Company entered into a new aircraft purchase agreement with Textron for the purchase of Cessna Citation CJ3 aircraft (the “CJ3 Aircraft”). Under the CJ3 Aircraft purchase agreement, the Company may purchase from Textron specifically configured CJ3 Aircraft at prevailing market rates whereby the aggregate purchase price could be approximately $37.5 million. All deposits previously made under the CJ4 Aircraft purchase agreement were transferred in full and applied as credits toward the purchase price under the CJ3 Aircraft agreement. The aircraft were expected to be delivered in the first quarter of 2027.

December 2024 Engagement Letter

On December 4, 2024, the Company entered into an engagement letter (the “2024 Maxim Engagement Letter”) with Maxim Group LLC (“Maxim”), pursuant to which Maxim serves as the Company’s exclusive financial advisor with respect to one or more potential business combinations. The Company agreed to pay Maxim a non-refundable stock fee of 125 shares (the “Retainer”) which were issued upon execution of the engagement letter. The shares were recorded to General and Administrative expenses as stock-based compensation based on the fair value of the shares of $95,000.

If the Company consummates certain transactions the engagement letter provides that Maxim is due a fee of $500,000 at closing (the “Success Fee”). If the Company enters into an agreement for a prospective transaction of the type contemplated by the 2024 Maxim Engagement Letter, and that agreement is subsequently terminated, and, as a result of that termination the Company is entitled to a break-up, termination, topping, expense reimbursement or similar fee or payment, a fee equal to 25% of all such amounts will be payable to Maxim. The transactions expected to be effected under the Amended Merger Agreement entered into with flyExclusive (as described further in Note 6) will, upon closing, entitle Maxim to the Success Fee.

February 2025 Engagement Letter

On February 25, 2025, the Company entered into an engagement letter (the “2025 Maxim Engagement Letter”) with Maxim, pursuant to which the Company engaged Maxim to serve as its exclusive financial advisor with respect to a spin-out transaction. Pursuant to the 2025 Maxim Engagement Letter, the Company agreed to pay Maxim a non-refundable stock fee of 125 shares of common stock which were issued upon execution of the 2025 Maxim Engagement Letter. If the Company consummates a spin-out transaction, then Maxim will receive a success fee of $500,000 upon closing.

On May 16, 2025, the Company entered into an amendment to the 2025 Maxim Engagement Letter. Pursuant to the amendment, in the event the Company executes, on a one-time basis, both a joint venture agreement and a related contribution agreement with any counterparty in connection with a spin-out, joint venture, or similar transaction, the Company agreed to issue Maxim an additional 625 shares of common stock. The amendment further provides that no additional shares will be issued to Maxim in connection with any subsequent or additional transactions of a similar nature.

During the three months ended March 31, 2025, the Company issued 750 shares of common stock pursuant to the 2025 Maxim Engagement Letter. The shares were recorded to General and Administrative expenses as stock-based compensation based on the fair value of the shares of approximately $625,000.

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

During the three months ended March 31, 2026, the Company contributed a total of $1.9 million to Convergence Compute and completed the second and third milestones, acquiring an additional 1% equity interest. As of March 31, 2026, the Company has contributed a total of $2.7 million under this agreement in exchange for an aggregate equity interest of 1.5%.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

Under the Amended and Restated Certificate of Incorporation of the Company, as amended, the Company is authorized to issue up to 5,000,000 shares, consisting of two classes: 1,000,000 shares of common stock, $0.0001 par value per share, and 4,000,000 shares of preferred stock, $0.0001 par value per share, of which 5,000 shares of preferred stock have been designated as Series B Convertible Preferred Stock, par value $0.0001 (“Series B Preferred Stock”). As of March 31, 2026, there were no issued and outstanding shares of Series B Preferred Stock.

On November 21, 2025, the Company entered into an Equity Distribution Agreement (“2025 ATM Sales Agreement”) with Maxim, which provides for the sale, in our sole discretion, of shares of our common stock through Maxim, as our sales agent. In accordance with the original terms of the 2025 ATM Sales Agreement, the Company may offer and sell shares of common stock having an aggregate offering price of up to $10,000,000. We pay a commission of up to 3% of gross sales proceeds of any common stock sold under the 2025 ATM Sales Agreement. In January 2026 the parties amended the 2025 ATM Sales Agreement to increase the amount that may be sold under the agreement to $35,063,257. During the three months ended March 31, 2026, the Company sold 409,347 shares for gross proceeds of approximately $19.8 million, before deducting placement agent’s fees and other estimated offering expenses payable by the Company of approximately $597,000.

Series B Convertible Preferred Stock Securities Purchase Agreement

On March 28, 2024, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Ionic Ventures, LLC (“Ionic”) for a private placement, which closed on March 29, 2024. Pursuant to the Securities Purchase Agreement the Company sold 150 shares of Series B Preferred Stock, a warrant to purchase up to 1,500 shares of Series B Preferred Stock with an exercise price of $10,000 per share (the “Ionic Warrant”), and 6 shares of Company common stock for net proceeds of $1,345,025 after deducting offering costs of $155,000.

Each share of Series B Preferred Stock was convertible into a number of shares of Jet.AI Common Stock, subject to certain limitations, including a beneficial ownership limitation of 4.99%, which can be adjusted to a beneficial ownership limitation of 9.99% upon 61 days prior written notice by Ionic.

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

In connection with the transactions under the Securities Purchase Agreement, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Maxim and agreed to pay Maxim a cash fee equal to 7% of the aggregate gross proceeds raised under the Securities Purchase Agreement and reimburse Maxim, directly upon the initial closing under the Securities Purchase Agreement for expenses incurred by Maxim, in an amount not to exceed an aggregate of $15,000. The Company paid Maxim a total of $120,000 out of the gross proceeds it received at closing. From time to time as the Company issued additional securities to Ionic as contemplated by the Securities Purchase Agreement, the Company was obligated to pay Maxim cash fees of up to $1,050,000.

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

On October 10, 2024, the Company and Ionic entered into a second letter agreement (the “Second Letter Agreement”) that set forth certain understandings and agreements among the Company and Ionic related to the Securities Purchase Agreement described in Note 6. Under the Second Letter Agreement, Ionic agreed to refrain from taking action to protect its legal rights under the Securities Purchase Agreement, and the related documents and agreements among the parties, related to certain actions and transactions identified in the Second Letter Agreement. In consideration of Ionic’s consent, the Company agreed to, among other things, change the Conversion Measurement Period (as defined in the Certificate of Designations) for the 200 shares of Series B Convertible Preferred Stock that Ionic held as of the date of the Second Letter Agreement to begin on March 28, 2024 and to end in accordance with the Certificate of Designations.

On October 18, 2024, the Company and Ionic entered into a third letter agreement (the “Third Letter Agreement”) that set forth certain understandings and agreements among the Company and Ionic related to the Securities Purchase Agreement described in Note 6. Under the Third Letter Agreement, Ionic agreed to refrain from taking action to protect its legal rights under the Securities Purchase Agreement, and the related documents and agreements among the parties, related to a transaction that may be effected utilizing the registration statement on Form S-3 (File No. 333-281578) as generally identified in the Third Letter Agreement. In consideration for Ionic’s consent, the Company agreed to, among other things, change the Conversion Measurement Period (as defined in the Certificate of Designations) for the first 200 shares of Series B Convertible Preferred Stock that Ionic would hold upon exercise of the Ionic Warrant, to begin on March 28, 2024 and to end in accordance with the Certificate of Designations for the Series B Preferred Stock.

On December 2, 2025, the Company, Hexstone Capital, LLC (“Hexstone”), and Ionic entered into a fourth letter agreement (the “Fourth Letter Agreement”) that set forth certain understandings and agreements among the Company and Ionic related to the Securities Purchase Agreement described in Note 7. Hexstone was assigned certain rights shares acquired by Ionic under the Ionic Warrant. Under the Fourth Letter Agreement, agreed to refrain from taking action to protect its legal rights under the Securities Purchase Agreement, and the related documents and agreements among the parties, related to (i) a transaction that may be effected utilizing the registration statement on Form S-3 (File No. 333-281578) as generally identified in the Fourth Letter Agreement and (ii) a potential underwritten public offering not to exceed $10 million. In consideration for the consent of Ionic and Hexstone, the Company agreed, among other things, to change the conversion price of Series B Convertible Preferred Stock as set forth in that certain Certificate of Designation for the Series B Convertible Preferred Stock by filing an amendment to the Certificate such that shares of Series B Convertible Preferred Stock could convert at a lower price.

As amended to date, the Certificate of Designations for the Series B Convertible Stock provides that shares of Series B Convertible Preferred Stock are convertible at a price equal to the lower of (A) $1.63, or (B) 90% (or, if (x) the Company’s common stock is suspended from trading on or delisted from its principal trading market at any time after the initial issuance date (whether or not subsequently cured), 80%) of the lowest daily VWAP of the Company’s common stock during the period beginning on the trading day immediately after the day on which the applicable Holder receives the shares of common stock issuable upon conversion of the their preferred shares (“Conversion Shares”) and ending on the trading day on which the aggregate dollar volume of the Company’s common stock on its principal trading market exceeds the product of the Conversion Amount set forth on the applicable conversion notice multiplied by seven (7), subject to a five (5) trading day minimum (such period, the “Conversion Measuring Period”); provided, however, that each day on which (i) the Company’s common stock has been suspended for trading on all Eligible Markets (as defined), (ii) Conversion Shares cannot be sold by the Holder because of a defined violation by the Company, or (iii) Conversion Shares are not delivered after the share delivery deadline, are excluded from the Conversion Measuring Period.

Except as described above, the rights and preferences of the Series B Convertible Preferred Stock, which have been described in various reports previously filed by the Company with the SEC, did not change.

During the three months ended March 31, 2025, the Company issued a total of 1,100 shares of Series B Preferred Stock upon various exercises of the Ionic Warrant for gross proceeds of $11,000,000 before deducting offering costs of $770,000. As a result of these exercises, there were no remaining Series B Preferred Stock warrants outstanding as of March 31, 2026 and December 31, 2025.

During the three months ended March 31, 2025, the Company issued 2,661 shares of common stock for the conversion of 50 shares of Series B Preferred Stock.

During the three months ended March 31, 2026, the Company issued 198,854 shares of common stock for the conversion of 750 shares of Series B Preferred Stock.

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

The Transactions are subject to shareholder approval and are expected to close during the second quarter of 2026.

Regulation A Offerings

In June 2021, the Company undertook a Regulation A, Tier 2 offering for which it was selling up to shares of 20 non-voting common stock at $1,080,000 per share for a maximum of $21,880,000. During the year ended December 31, 2023, the Company issued an additional share of non-voting common stock under the Regulation A, Tier 2 campaign for aggregate gross proceeds of $1,598,630, with $6,724 of these proceeds pending release from escrow at March 31, 2026.

Share Repurchase Program

On March 12, 2026, the Company’s Board of Directors authorized and approved a share repurchase program (the “Share Repurchase Program”) pursuant to which the Company may repurchase up to $5 million in value of the Company’s outstanding shares of common stock from time to time through December 31, 2026. The Company may buy back its common stock from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, and federal and state laws governing such transactions, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The Share Repurchase Program does not oblige the Company to acquire any specific number of shares and may be modified, discontinued, or suspended at any time. As of March 31, 2026, no shares had been repurchased under the Share Repurchase Program.

Stock Options

The 2023 Plan provides for the grant of equity awards to employees, outside directors, and consultants, including the direct award or sale of shares, stock options, and restricted stock units to purchase shares. The 2023 Plan is a continuation of the 2018 Plan and 2021 Plan, which were assumed from Jet Token and amended, restated and re-named into the form of the 2023 Omnibus Incentive Plan. In December 2025, the 2023 Plan was amended to increase the number of shares of common stock authorized under the 2023 Plan to 3,875 shares (plus an amount of shares that will account for all shares issuable in connection with the vesting of certain performance share unit awards that we granted to our executive management team. As of March 31, 2026, the total number of shares reserved for issuance under the Omnibus Incentive Plan was 3,875 shares. The Omnibus Incentive Plan is administered by the Company’s Board of Directors, and expires ten years after its initial adoption, unless terminated by the Board.

During the three months ended March 31, 2026 and 2025, stock-based compensation expense of $64,382 and $550,936, respectively, was recognized for the vesting of these options and restricted stock units. As of March 31, 2026, there was approximately $127,000 in unrecognized stock-based compensation, which will be recognized through September 2027.

A summary of our stock option activity for the three months ended March 31, 2026 and 2025, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted average Remaining Contractual Term
Outstanding at December 31, 2024	90	$175,745.56	7.32
Granted	-	-	-
Exercised	-	-	-
Expired/Cancelled	-	-	-
Outstanding at March 31, 2025	90	$175,745.56	7.08

	Number of Shares	Weighted Average Exercise Price	Weighted average Remaining Contractual Term
Outstanding at December 31, 2025	90	$175,745.56	6.32
Granted	-	-	-
Exercised	-	-	-
Expired/Cancelled	-	-	-
Outstanding at March 31, 2026	90	$175,745.56	6.01

Exercisable at March 31, 2026	77	$198,523.10	6.12

Warrants

The number of outstanding warrants issued by the Company as of March 31, 2026 is as follows:

Warrant	Expiration Date Date	Exercise Price	Number Outstanding
GEM Common Stock Warrants	8/11/2026	$102.00	48
Total			48

NOTE 7 – RELATED PARTY TRANSACTIONS

See Note 4 for discussion of the Company’s related party investment in Sponsor. Sponsor was founded and organized by certain of the Company’s executive officers and directors, who also serve as officers or directors of AIIA, with capital commitments from Sponsor’s founders and the Company.

Commencing on the effective date of AIIA’s IPO, the Sponsor agreed to pay the Company a total of up to $10,000 per month for office space, utilities, secretarial and administrative support to the Sponsor and AIIA. Upon completion of AIIA’s initial Business Combination or AIIA’s liquidation, the Sponsor will cease paying these monthly fees. For the three months ended March 31, 2026, the Company recorded income of $30,000 from the Sponsor under the Administrative Services Agreement, which is included in other income in the consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the Company has recorded a receivable from Sponsor of $60,000 and $30,000, respectively, which is included in accounts receivable in the consolidated balance sheets.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company’s financial instruments, except for other investments discussed in Note 4, consist of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature.

NOTE 9 – DEFERRED REVENUE

Changes in deferred revenue for the three months ended March 31, 2026 were as follows:

Deferred revenue as of December 31, 2025	$443,126
Amounts deferred during the year	230,561
Revenue recognized from amounts included in the deferred revenue beginning balance	(116,950)
Revenue from current period sales	(91,372)
Deferred revenue as of March 31, 2026	$465,365

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after March 31, 2026 through May 14, 2026, the date of these consolidated financial statements were available to be issued, and noted no additional events requiring recognition for disclosure, except as identified below.

On April 7, 2026, the Company entered into an Equity Certificates Subscription Agreement (the “Subscription Agreement”) with VERSO Capital 2 SCSP (“Verso”) to subscribe for 8,347 equity certificates (the “Certificates”) in Verso for an aggregate subscription price equal to $5,250,000, which included a five percent subscription fee equal to $250,000. The applicable management fee and performance fee were each waived.

The Certificates are issued by Verso and track shares of SpaceX preferred stock, which are held by a captable fund, with each Certificate corresponding to one share of SpaceX preferred stock. The Certificates are redeemable by Verso, in its sole discretion in cash or in kind, upon one or more Redemption Events (as defined in the Subscription Agreement).

In April and May 2026, the Company sold an aggregate of 747,156 shares of common stock under the 2025 ATM Sales Agreement for gross proceeds of approximately $5.7 million, before deducting placement agent’s fees and other estimated offering expenses payable by the Company of approximately $172,000.

In May 2026, the Company exercised its purchase option on the aircraft under its existing operating lease arrangement for approximately $3.3 million. Accordingly, the existing operating lease has been terminated, and maintenance deposit reserves will be returned to the Company. Simultaneously with the purchase option exercise, the Company entered into an agreement to sell the aircraft for gross proceeds of approximately $3.5 million. The Company received net proceeds of approximately $107,000 from the transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which Jet.AI’s management believes is relevant to an assessment and understanding of its consolidated results of operations and financial condition. You should read the following discussion and analysis of Jet.AI’s financial condition and results of operations together with the historical unaudited consolidated financial statements as of March 31, 2026 and December 31, 2025, and the three months ended March 31, 2026 and 2025, and the related notes that are included elsewhere in this report.

Certain of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to plans and strategy for Jet.AI’s business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Item 1A – Risk Factors” in Jet.AI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 6, 2026, and factors identified in other subsequent reports filed with the SEC, Jet.AI’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Factors that could cause or contribute to such differences include, but are not limited to, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this report. We assume no obligation to update any of these forward-looking statements.

Percentage amounts included in this report have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. Certain other amounts that appear in this report may not sum due to rounding.

Unless otherwise indicated, all share and per-share amounts in this Quarterly Report on Form 10-Q, including share and per-share amounts for prior periods, have been retroactively adjusted to give effect to the 1-for-200 reverse stock split of the Company’s common stock that became effective on April 8, 2026 (the “Reverse Stock Split”). See “Subsequent Events—Reverse Stock Split” below.

Overview

Jet.AI Inc., a Delaware corporation (“Jet.AI”, “Company”, “we” or “us”), was founded in 2018. The Company, directly and indirectly through its subsidiaries, historically has been principally involved in (i) the sale of fractional and whole interests in aircraft, (ii) the sale of jet cards, which enable holders to use certain of the Company’s and other’s aircraft at agreed-upon rates, (iii) the operation of a proprietary booking platform, which functions as a prospecting and quoting platform to arrange private jet travel with third-party carriers as well as via the Company’s leased and managed aircraft, (iv) direct chartering of its HondaJet Elite aircraft by Cirrus Aviation Services, (v) aircraft brokerage and (vi) monthly management and hourly operation of customer aircraft.

Currently we offer the following SaaS software to aircraft owners and operators generally:

●	Reroute AI: recycles aircraft waiting to embark to their next revenue flight into prospective new charter bookings to destinations within specific operational parameters.

●	DynoFlight: enables aircraft operators to estimate aircraft emissions then purchase carbon removal credits via our DynoFlight application programming interface (“API”).

In 2024 and 2025, we launched CharterGPT, our AI-enhanced booking app, and Ava, our agentic AI model, respectively.

In 2025 the Company began transitioning its primary focus to AI data center operations and assets. As part of that transition, in 2025 the Company acquired an approximately 49.9% ownership interest in AIIA Sponsor Ltd. (“Sponsor”), the sponsor of AI Infrastructure Acquisition Corp. (NYSE: AIIA) (“AI Acquisition”), a special purpose acquisition company that completed its initial public offering in October 2025. See “Investment in AIIA Sponsor” below for further discussion.

Potential Sale of Aviation Business Assets

On February 13, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Original Merger Agreement”) with flyExclusive, Inc. (“flyExclusive”), FlyX Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of flyExclusive (“Merger Sub”), and Jet.AI SpinCo, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“SpinCo”). On May 6, 2025, the parties entered into an Amended and Restated Agreement and Plan of Merger and Reorganization (as subsequently amended, the “Merger Agreement”). Pursuant to the Merger Agreement, (i) as a condition to closing on the Merger Agreement, the Company will distribute all of the shares of SpinCo, on a pro rata basis, to the Company’s stockholders (the “Distribution”), (ii) Merger Sub will merge with and into SpinCo (the “Merger” and, together with the Distribution and all other transactions contemplated under the Merger Agreement, the “Transactions”) with SpinCo surviving the Merger as a wholly owned subsidiary of flyExclusive, and (iii) as consideration for the Merger, the Company’s existing stockholders will have the right to receive shares of Class A common stock of flyExclusive. Additionally, the Company’s stockholders will continue to own and hold their existing shares of the Company’s common stock as of closing of the Merger.

The Merger Agreement amends, restates, replaces and supersedes the Original Merger Agreement in its entirety. Among other things, the Merger Agreement provides that eighty percent of the merger consideration shares will be issued upon closing, and twenty percent will be held in reserve by flyExclusive until a final post-closing purchase price is determined, with additional shares released from the reserve on a dollar-for-dollar basis up to the lesser of the final purchase price and the initial purchase price.

On February 11, 2026, the parties entered into an amendment to the Merger Agreement (the “Amendment”), which (i) eliminates the closing condition that would have required the Company to execute a new securities purchase agreement with a third-party investor, pursuant to which the Company would have issued the investor a warrant to purchase up to $50 million worth of shares of a newly-designated series of preferred stock, and (ii) provides the Company with the ability to explore and negotiate potential post-closing strategic transactions, provided that any such transaction must be conditioned upon the closing of the Transactions and consummated after the closing of the Transactions.

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

On November 7, 2025, the Company announced that the milestones associated with the second closing—including the contribution by Consensus Core of all equity interests of its data center project located in Midwestern Canada (the “Midwest Project”) to Convergence Compute—had been substantially completed and the Company has since contributed $1.7 million in connection with the second milestone. As a result, the Company and Consensus Core each received a 17.5% equity interest in the Midwest Project and the Company received an additional 0.5% equity interest in Convergence Compute.

In connection with the third closing under the Contribution Agreement, Consensus Core will contribute all equity interests in its data center project located in Maritime Canada (the “Maritime Project”) to Convergence Compute. As a result of this contribution, the Company and Consensus Core each will receive a 17.5% equity interest in the Maritime Project and the Company will receive an additional 0.5% equity interest in Convergence Compute. If all five closings contemplated by the Contribution Agreement occur, the Company will hold an aggregate equity interest of 2.5% of Consensus Core, an equity interest of 17.5% in the Midwest Project, and an equity interest of 17.5% in the Maritime Project.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended
	March 31,
	2026	2025

Revenues	$1,681,236	$3,474,638

Cost of revenues	1,915,459	3,590,152

Gross loss	(234,223)	(115,514)

Operating Expenses:
General and administrative (including stock-based compensation of $64,382 and $550,936, respectively)	2,225,862	2,652,427
Sales and marketing	306,387	294,408
Research and development	99,080	108,924
Total operating expenses	2,631,329	3,055,759

Operating loss	(2,865,552)	(3,171,273)

Other income:
Other income	90,450	1,469
Unrealized gain on other investments	94,000	-
Total other income	184,450	1,469

Loss before provision for income taxes	(2,681,102)	(3,169,804)

Provision for income taxes	-	-

Net Loss	$(2,681,102)	$(3,169,804)

Deemed dividend from warrant exchange offer	-	—
Cumulative preferred stock dividends	-	—

Net Loss to common stockholders	$(2,681,102)	$(3,169,804)

Weighted average shares outstanding - basic and diluted	401,302	8,557
Net loss per share - basic and diluted	$(6.68)	$(370.43)

Three Months Ended March 31, 2026 and 2025

Revenues

Revenues for the first quarter of 2026 totaled $1.7 million, a $1.8 million decrease from first quarter of 2025 revenues of $3.5 million, and were comprised of $661,000 in services revenue from the management of customers’ aircraft, $1.0 million of revenues related to our CharterGPT software app and Cirrus charter services (being approximately $362,000 in software-related revenue and $599,000 in revenue from the chartering of our HondaJets by our operating partner Cirrus), and $59,000 in Jet Card revenue for hours flown and other charges based on hours flown.

The primary reason for the change was due to the planned sale of the Company’s aviation assets to flyExclusive and related wind-down of our fractional and jet card business in anticipation of the closing of the proposed Transactions. Upon the closing of the proposed transaction with flyExclusive we will cease to generate revenues from our legacy Jet Card and fractional programs.

The following table sets forth a breakout of revenue components by subcategory for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,
	2026	2025

Software App and Cirrus Charter	$961,130	$1,849,950
Jet Card and Fractional Programs	58,666	343,345
Management and Other Services	661,440	1,281,343
	$1,681,236	$3,474,638

The Company recognized approximately $362,000 in revenue related to app-generated services and software revenues related to charter bookings made through its CharterGPT app in the first quarter of 2026, a decrease of approximately $665,000 compared to $1.0 million in the first quarter of 2025, reflecting reduced charter bookings on the platform.

The Company recognized $661,000 in service revenue in the first quarter of 2026, a decrease of approximately $620,000, relating to reduced flying by the owners of the Company’s managed aircraft. There was $1.3 million in service revenues in the first quarter of 2025.

During the first quarter of 2026, the Company recognized approximately $59,000 of revenue for 8 flight hours flown or forfeited, as well as additional charges. These additional charges represent primarily charges for cost reimbursements such as a fuel component adjustment to adjust for changes in fuel prices relative to the jet card and fractional contracts’ base fuel price and reimbursement of federal excise taxes. Prepaid flight hours are recognized as revenue as the flight hours are used or forfeited. At March 31, 2026, the Company had recorded deferred revenue of approximately $214,000 on its consolidated balance sheet representing prepaid flight hours for which the related travel had not yet occurred.

In the first quarter of 2025, the Company sold 20 prepaid flight hours, amounting to $116,000, and recognized $343,000 of revenue for 52 flight hours flown or forfeited, as well as additional charges. At March 31, 2025, the Company had recorded deferred revenue of approximately $1.3 million.

The decrease in flight hours flown period over period is a direct result of the planned sale of the Company’s aviation assets to flyExclusive.

The following table details the flight hours sold and flown or forfeited, as well as the associated deferred revenues and recognized revenues, respectively, and additional charges for the first quarter of 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Deferred revenue at the beginning of the period (1)	$443,126	$1,319,746
Prepaid flight hours sold
Amount	$—	$116,000
Total Flight Hours	—	20

Prepaid flight hours flown
Amount	$45,006	$296,096
Total flight hours	8	52

Additional charges	$13,660	$47,249
Total flight hour revenue	$58,666	$343,345

Deferred revenue at the end of the period (2)	$465,365	$1,282,397

(1)	Deferred revenue at December 31, 2025 and 2024 also includes $184,046 and $212,278, respectively, with respect to customer prepayments associated with software app transactions and $315 and $16,233 with respect to customer prepayments associated with management and other services revenue.

(2)	Deferred revenue at March 31, 2026 and 2025 also includes $251,291 and $355,025, respectively, with respect to customer prepayments associated with software app transactions and $315 and $16,233 with respect to customer prepayments associated with management and other services revenue.

In addition to its software app and jet card revenues, the Company also generates revenue through the direct chartering of its HondaJet aircraft by Cirrus. During the first quarter of 2026 this revenue amounted to approximately $599,000, a decrease of $223,000, or 27.2% from the prior year period. The decreased revenue was a direct result of the decreased chartering of the Company’s HondaJet fleet, as well as decreased software app bookings in the first quarter of 2026 as compared to the first quarter of 2025.

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

In the first quarter of 2026, the Company operated three HondaJets, one King Air 390i and one CJ4.

As a result of the decrease in Cirrus charter flight activity, costs related to the operation of these aircraft and payments to Cirrus for their management decreased $1.5 million from $2.4 million in the first quarter of 2025 to $1.0 million in 2026, and aircraft lease payments were $321,000 and $325,000 in the first quarter of 2026 and 2025, respectively. The Company also incurred third-party charter costs of approximately $625,000 in the first quarter of 2026, a $137,000 decrease over 2025, reflecting the reduced number of app-generated charter bookings, and a reduction in subcharters used for covering jet card flights when our HondaJets were unavailable. Merchant fees and federal excise tax relating to charter flights of $34,000 in the first quarter of 2026 were a $54,000 decrease as compared to $88,000 in the first quarter of 2025.

In total, it cost $1.9 million to operate these five aircraft in the first quarter of 2026, compared to $3.6 million to operate four aircraft in the first quarter of 2025.

Gross loss

The resulting gross loss totaled approximately $234,000 for the first quarter of 2026, compared to a gross loss of $116,000 for the first quarter of 2025. The gross loss in the first quarter of 2026 was largely driven by reduced flights performed for our jet card customers without a corresponding reduction in fixed costs.

Total Operating Expenses

In the first quarter of 2026, the Company’s operating expenses decreased by approximately $424,000 over the prior year comparable period due to an approximate $427,000 decrease in general and administrative expenses, a $12,000 increase in sales and marketing expenses and a $10,000 decrease in research and development costs. Excluding non-cash stock-based compensation of $64,000 and $551,000 in the first quarter of 2026 and 2025, respectively, general and administrative expenses increased by approximately $60,000 primarily due to an increase in professional service expenses of $224,000 with a substantial portion of these expenses during the 2026 period related to the potential flyExclusive transaction, and an increase in regulatory fees of $67,000 partially offset by decreased wages of $185,000, primarily due to decreased commissions compensation payable on software app revenue.

The Company’s sales and marketing expenses increased by $12,000 to $306,000 in the first quarter of 2026 from $294,000 in the first quarter of 2025. These expenses are mainly linked to promoting the Company and its programs, including its transitioning its primary focus to AI data center operations and assets.

Research and development expenses decreased $10,000 in the first quarter of 2026 from $109,000 in the first quarter of 2025, due to the reduced need to refine the app, offset by continued development work on additional software offerings.

Operating Loss

As a result of all of the above, in the first quarter of 2026 the Company recognized an operating loss of approximately $2.9 million, compared to an operating loss of $3.2 million in the first quarter of 2025.

Other Income

During the first quarter of 2026, the Company recognized approximately $184,000 in other income as compared to $1,000 in the first quarter of 2025. Other income in the first quarter of 2026 was driven primarily by a $94,000 unrealized gain from the change in fair value of the Company’s other investments (see “Investment in AIIA Sponsor” below) and $90,000 in other income comprised of Sponsor fees, interest income and dividend income.

Net Loss

The Company recorded a net loss of $2.7 million for the first quarter of 2026, compared to a net loss of $3.2 million for the first quarter of 2025, a favorable change of $0.5 million. The reduction in net loss was primarily driven by reduced operating expenses and the $184,000 in other income. Excluding the non-cash fair value gain, the Company would have recorded a net loss of approximately $2.7 million for the first quarter of 2026.

Net loss per share — basic and diluted was $(6.68) and $(370.43), respectively for first quarter of 2026 and 2025, based on weighted average shares outstanding of 401,302 and 8,557, respectively.

Liquidity and Capital Resources

Overview

As of March 31, 2026, our cash and cash equivalents totaled $13.0 million, and we held an additional $500,000 in restricted cash representing the liquidity reserve required under our aircraft lease. Current assets exceeded current liabilities by approximately $10.6 million, including approximately $465,000 in deferred revenue, which will be recognized as revenue upon the utilization or forfeiture of prepaid flight hours.

During the three months ended March 31, 2026, the Company raised $19.8 million from sales of common stock under its at-the-market sales agreement, partially offset by offering costs of approximately $597,000 in placement agent commissions and approximately $2.6 million of other offering costs.

We have historically incurred negative cash flows from operations and significant operating losses, resulting in an accumulated deficit of approximately $50.6 million as of March 31, 2026. We anticipate revenue and operating profit growth from strategic initiatives, including increased Jet Card pricing, enhanced charter activity through CharterGPT, Ava, and Reroute AI, and SaaS revenue from DynoFlight. However, we expect to incur operating losses for at least the next 12 months, depending on the success and timing of these initiatives. To fund operations, we plan to utilize cash on hand and funds from potential sales of equity or debt securities. Contractual limitations may restrict certain funding options, and further equity issuances may adversely affect our stock price and ability to raise capital.

In the absence of external financing, we are prepared to reduce cash utilization by halting marketing, suspending software development, streamlining operations, and focusing on existing customers, enabling operations to continue for at least one year, during which we would seek new financing to resume full operations. Forward-looking statements regarding our financial condition and liquidity are subject to risks and uncertainties, as detailed in Part II, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 6, 2026.

Subsequent to March 31, 2026, on April 8, 2026, the Company completed a subscription for 8,347 equity certificates in VERSO Capital 2 SCSP for an aggregate subscription price of $5,250,000, inclusive of a 5% subscription fee of $250,000. The subscription was funded from the Company’s cash on hand and reduced our available liquidity by a corresponding amount. The equity certificates track shares of SpaceX preferred stock and are not expected to generate operating cash flows prior to a Redemption Event (as defined in the Subscription Agreement). See “Subsequent Events — VERSO Capital / SpaceX Economic Interest” below for additional information.

Ionic / Hexstone Transaction

General

On March 28, 2024, the Company entered into a Securities Purchase Agreement (the “Series B Securities Purchase Agreement”) and related documents described below for a private placement with Ionic Ventures, LLC (“Ionic”), which closed on March 29, 2024, which we collectively refer to as the “Ionic Transaction.” At the initial closing, the Company issued to Ionic (i) 150 shares of the Company’s Series B Preferred Stock, which were convertible into shares of the Company’s common stock, (ii) a warrant to purchase up to 1,500 shares of Series B Preferred Stock (the “Ionic Warrant”), at an exercise price of $10,000 per share, and (iii) 5 shares of the Company’s common stock. Ionic fully exercised the Ionic Warrant for a total of 1,500 shares of Series B Preferred Stock, resulting in gross proceeds to the Company of $15.0 million and we will not receive additional funds under the Ionic Transaction.

Conversions of Series B Preferred Stock; Warrant Exercises

Starting in October 2024, and through the date of this Report, Ionic converted in full the 150 shares of Series B Preferred Stock issued at the initial closing, the 50 additional shares of Series B Preferred Stock issued in connection with a letter agreement entered into in September 2024, and all 1,500 shares of Series B Preferred Stock issued pursuant to the full exercise of the Ionic Warrant. Those conversions, in total, resulted in the issuance of 218,979 shares of Common Stock (as adjusted to give effect to the reverse stock split).

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

From the closing of the Ionic Transaction through December 31, 2025, Ionic sold an aggregate of 18,126 shares of our common stock, comprised of: (i) 7,332 shares sold pursuant to Rule 144; (ii) 668 shares sold under a registration statement on Form S-1 (Reg. No. 333-279385); (iii) 3,000 shares sold under our registration statement on Form S-3 (Reg. No. 333-283207); (iv) 6,346 shares sold under our registration statement on Form S-3 (Reg. No. 333-284504); and (v) 780 shares sold under our registration statement on Form S-3 (Reg. No. 333-289982). As of December 31, 2025, Ionic held 300 shares of Series B Preferred Stock.

During the first quarter of 2026, Ionic sold an additional 50,647 shares pursuant to Rule 144. Ionic no longer holds any shares of our Series B Preferred Stock or common stock.

During the first quarter of 2026, Hexstone Capital, LLC (who was assigned certain rights or shares by Ionic) sold an aggregate of 150,206 shares of our common stock, comprised of: (i) 9,000 shares sold under our registration statement on Form S-3 (Reg. No. 333-289982); and (ii) 141,206 shares sold pursuant to Rule 144. As December 31, 2025, Hexstone held 450 shares of our Series B Preferred Stock. Hexstone no longer holds any shares of our Series B Preferred Stock or common stock.

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

As of March 31, 2026, the fair value of the Sponsor Equity Interest was 17,231,000, as determined using a probability weighted expected return method as described in Note 4 to the consolidated financial statements in this report. During the three months ended March 31, 2026, the Company recognized an unrealized gain of $94,000 in other income related to the change in fair value of this investment.

The Company’s Sponsor Equity Interest is a level 3 fair value measurement that requires significant unobservable inputs, including the probability of AI Acquisition consummating a business combination. An increase or decrease in any of the unobservable inputs could result in a material change in the estimated fair value. See Note 4 to the consolidated financial statements for additional information regarding the fair value methodology.

At the Market Offering

On November 21, 2025, we put an ATM (“At the Market”) program, in place to allow us to sell shares of our common stock under that program from time to time through Maxim Group LLC (“Maxim”) as agent in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $10.0 million (the “ATM Program”). The ATM Program was amended twice in January 2026 to increase the amount that may be sold under the ATM Program by an additional $7.9 million and an additional $35.1 million, respectively (subject to any limitations imposed under SEC rules). The common stock is distributed at the market prices prevailing at the time of sale. As a result, prices of the common stock sold under the ATM Program may vary between purchasers and during the period of distribution. The Equity Distribution Agreement provides that Maxim is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. During the quarter ended March 31, 2026, we sold 409,347 shares of our common stock under the ATM Program at an average price of $48.40 per share for net proceeds of $19.2 million after commissions and sale expenses (all as adjusted to give effect to the reverse stock split). We expect to continue to utilize the ATM Program to fund a portion of our obligations and working capital needs.

Share Purchase Agreement

The Company entered into a Share Purchase Agreement on August 4, 2022, with GEM Yield LLC SCS and GEM Yield Bahamas Limited (together, “GEM”), which provides for potential future equity purchases of up to $40 million, subject to certain conditions. The agreement expires on August 11, 2026. Through early 2024, the Company drew down $2.6 million under this facility and has not utilized it since. In consideration for GEM’s commitment, the Company paid GEM a commitment fee equal to $800,000 in shares of common stock. In October 2024, the Company issued 184 shares of common stock to satisfy in full the outstanding commitment fee payable discussed in Note 5 to the consolidated financial statements in this report and 292 shares of common stock under the Share Purchase Agreement with GEM for total consideration of $2.5 million.

On August 10, 2023, the Company issued GEM a warrant (as subsequently amended, the “GEM Warrant”) granting it the right to purchase up to 6% of the outstanding common stock of the Company on a fully diluted basis as of the date of listing of our common stock on Nasdaq. Accordingly, the warrant exercise price was $102.00 per share as of March 31, 2026. The warrant may be exercised by payment of the per share amount in cash or through a cashless exercise.

The Company did not effect any draw downs under this agreement in 2025 or in the quarter ended March 31, 2026, and does not expect to effect any drawdowns in the remainder of 2026.

Cash Flows for the Three Months Ended March 31, 2026 and 2025

As of March 31, 2026, the Company’s cash and equivalents were approximately $13.0 million, with an additional $500,000 of restricted cash held as a liquidity reserve.

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
Net cash used in operating activities	$(3,038,616)	$(2,180,208)
Net cash used in investing activities	(1,900,000)	(1,177,000)
Net cash provided by financing activities	16,616,845	9,730,000
Increase in cash and cash equivalents	$11,678,229	$6,372,792

Cash Flow from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $3.0 million compared to $2.2 million for the three months ended March 31, 2025. The cash outflow from operating activities in the 2026 period primarily consisted of our net loss, net of non-cash charges, of $2.6 million, a $134,000 reduction in lease liability, a $166,000 decrease in operating liabilities and a $188,000 increase in accounts receivables and other current assets. The decrease in operating liabilities was partially offset by a $22,000 increase in deferred revenue, and primarily driven by a $166,000 decrease in the Company’s accounts payable and accrued liabilities relating to the operation of the Company’s aircraft.

Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 was $1.9 million as compared to $1.2 million in the first quarter of 2025, primarily relating to the Company’s joint venture investment.

Cash Flow from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $16.6 million. Cash provided by financing activities was primarily driven by the sale of common stock, partially offset by offering costs. Net cash provided by financing activities for the three months ended March 31, 2025 was $9.7 million. Cash provided by financing activities was primarily driven by $11.0 million in proceeds from exercise of Series B Preferred Stock warrants, partially offset by $1.3 million in offering costs.

Aircraft Financing Arrangements

In November 2021 and April 2022, the Company entered into two separate five-year leasing arrangements for the acquisition of two of its HondaJet Elite aircraft. At any time during their term, the Company has the option to purchase either aircraft from the lessor at the aircraft’s fair market value at that time. The leasing arrangements also require the Company to hold a combined liquidity reserve of $500,000 in a separate bank account pledged as security to the lessor, which the Company records as restricted cash on its balance sheet, as well as a maintenance reserve of approximately $690,000 for each leased aircraft, which is held by the lessor in the event the lessor determines that the relevant aircraft is not being maintained in accordance with the lease requirements or to prevent deterioration of the aircraft. Events of default under the leasing arrangements include, among other things, failure to make the monthly payments (with a 10-day cure period), default on other indebtedness, breaches of covenants related to insurance and maintenance requirements, change of control or merger, insolvency and a material adverse change in the Company’s business, operations or financial condition. Please see Note 5 to the Company’s financial statements for the three months ended March 31, 2026 for a further description of these leasing arrangements.

As of March 31, 2026, future minimum lease payments under the Company’s operating lease totaled $366,000, with $4,000 of imputed interest, resulting in a lease liability of $362,000, all of which is classified as current.

Critical Accounting Estimates

Going Concern and Management Plans

The Company has limited operating history and has incurred losses from operations since its inception. These matters raise concern about the Company’s ability to continue as a going concern.

During the next twelve months, the Company intends to fund its operations with funds from its operations, cash on-hand, as well as proceeds from other prospective financing arrangements. The Company also has the ability to reduce cash burn to preserve capital. There are no assurances, however, that management will be able to raise capital on terms acceptable to the Company. If the Company is unable to obtain sufficient amounts of additional capital, the Company may be required to reduce the near-term scope of its planned development and operations, which could delay implementation of the Company’s business plan and harm its business, financial condition and operating results. The consolidated balance sheets do not include any adjustments that might result from these uncertainties.

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

Revenue is derived from a variety of sources including, but not limited to, (i) fractional/whole aircraft sales, (ii) fractional ownership and jet card programs, (iii) ad hoc charter through CharterGPT and Ava, (iv) direct chartering of its HondaJet Elite aircraft by Cirrus and (v) aircraft management.

Stock-Based Compensation

The Company accounts for stock awards under ASC 718, Compensation – Stock Compensation. Under ASC 718, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite vesting period or over the nonemployee’s period of providing goods or services. The fair value of each stock option or warrant award is estimated on the date of grant using the Black-Scholes option valuation model. As of March 31, 2026, there was approximately $128,000 in unrecognized stock-based compensation, which will be recognized through September 2027.

Trend Information

The Company’s business and operations are sensitive to general business and economic conditions in the U.S. and worldwide along with local, state, Federal and foreign governmental policy decisions. A host of factors beyond Jet.AI’s control could cause fluctuations in these conditions. Adverse conditions may include but are not limited to: changes in the private aviation industry, fuel and operating costs, changes to corporate governance best practices for executive flying, general demand for private jet travel, regulations on carbon emissions from aviation, competition and other barriers to entry in the data center industry, and market acceptance of the Company’s business model. These adverse conditions could affect the Company’s financial condition and the results of operations.

In May 2025, the Company entered into the Merger Agreement with flyExclusive for the sale of the Company’s aviation business assets in an all-stock transaction. Closing is currently expected in the second quarter of 2026. Upon closing, the Company intends to operate primarily as an AI data center infrastructure company. This strategic transition is expected to materially change the Company’s revenue composition, cost structure, and operating profile in future periods.

Subsequent Events

Reverse Stock Split

On December 19, 2025, the Company’s stockholders approved a proposal to grant the Company’s board of directors (the “Board”) the discretion to amend the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share, at a ratio not less than one-for-two and not greater than one-for-two hundred fifty, with the exact ratio to be set within that range at the discretion of the Board without further approval or authorization of the Company’s stockholders. On March 9, 2026, the Board unanimously approved a 1-for-200 reverse stock split of the Company’s issued and outstanding common stock (the “Reverse Stock Split”). On April 7, 2026, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, and the Reverse Stock Split became effective at 12:01 a.m. Eastern Time on April 8, 2026. The Company’s common stock began trading on a split-adjusted basis at the opening of the market on April 8, 2026 under the same trading symbol “JTAI” with a new CUSIP number of 47714H407.

On the effective date, every 200 shares of common stock issued and outstanding were combined into one issued share of common stock. No fractional shares were issued in connection with the Reverse Stock Split; stockholders of record otherwise entitled to receive fractional shares as a result of the Reverse Stock Split received a cash payment in lieu of such fractional shares. All options, warrants and other convertible securities of the Company outstanding immediately prior to the Reverse Stock Split were adjusted by dividing the number of shares of common stock into which such options, warrants and other convertible securities are exercisable or convertible by 200, and multiplying the exercise or conversion price thereof by 200, all in accordance with the terms of the plans, agreements or arrangements governing such instruments. Proportional adjustments were also made to securities issued and issuable under the Company’s equity compensation plans. The Reverse Stock Split affected all stockholders uniformly, and each stockholder’s percentage ownership interest in the Company and proportional voting power remained virtually unchanged except for any immaterial changes and adjustments that resulted from the treatment of fractional shares. The Reverse Stock Split did not alter the par value of the common stock and did not change the total number of authorized shares of common stock. The Company effected the Reverse Stock Split to, among other things, regain compliance with the Nasdaq Stock Market LLC’s continued listing rules, which require that the minimum bid price of the Company’s common stock be at least $1.00 per share. In accordance with ASC 260-10-55-12, the Company has retroactively adjusted the number of shares, per-share computations and the computations of basic and diluted loss per share for all periods presented in the consolidated financial statements and related notes to give effect to the Reverse Stock Split.

VERSO Capital / SpaceX Economic Interest

On April 7, 2026, the Company entered into an Equity Certificates Subscription Agreement (the “Subscription Agreement”) with VERSO Capital 2 SCSP (“Verso”) to subscribe for 8,347 equity certificates (the “Certificates”) in Verso for an aggregate subscription price of $5,250,000, which included a five percent subscription fee of $250,000. The applicable management fee and performance fee were each waived. The Company completed the subscription on April 8, 2026.

The Certificates are issued by Verso and track shares of SpaceX preferred stock held by a captable fund, with each Certificate corresponding to one share of SpaceX preferred stock. The Certificates are redeemable by Verso, in its sole discretion in cash or in kind, upon one or more Redemption Events (as defined in the Subscription Agreement). The Company made this investment as part of its strategic pivot toward artificial intelligence and related infrastructure.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Interim Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our Interim Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on March 31, 2026 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 6, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Our $5,250,000 investment in equity certificates issued by Verso Capital 2 SCSP, which track shares of SpaceX preferred stock held through a captable fund, exposes us to substantial risks, including the potential loss of our entire investment.

In April 2026, we entered into an Equity Certificates Subscription Agreement (the “Subscription Agreement”) with VERSO Capital 2 SCSP (“Verso”) to subscribe for 8,347 equity certificates (the “Certificates”) for an aggregate subscription price of $5,250,000 (inclusive of a subscription fee), and, completed the subscription shortly thereafter. The Certificates were issued by Verso and track shares of SpaceX Exploration Technologies Corp. (“SpaceX”) preferred stock that are held by a captable fund, with each Certificate corresponding to one share of SpaceX preferred stock. Our investment in the Certificates, and the multi-layered cross-border structure through which they are held, present a number of material risks, including not only risks related to SpaceX, its business, key personnel and industry, and its ability to execute on its business plan or consummate an initial public offering (or other strategic transaction), but also risks specific to the Certificates including the following.

■	Indirect, multi-layered exposure with no direct ownership of the underlying securities. The Certificates do not represent a direct ownership interest in SpaceX or in any other underlying issuer. Our economic exposure is dependent on, among other things, the continued existence and solvency of Verso, the captable fund through which the underlying SpaceX preferred shares are held, and the consummation of certain conversion and transfer mechanics described in the Subscription Agreement on the contemplated terms. A failure, delay, dispute, or adverse development at any layer of this structure could materially impair, or entirely eliminate, the value of our investment, and we generally have no direct contractual relationship with, or legal recourse against, SpaceX or the captable fund.

■	Limited recourse and risk of total loss. The Certificates are direct and limited recourse obligations of Verso, recoverable only from a portion of the proceeds of the underlying assets. If those proceeds prove ultimately insufficient, our claims, together with the relevant Certificates, will be fully extinguished, and we will have no further recourse against Verso or any of its affiliates, directors, officers, or service providers. The redemption amount of the Certificates could ultimately be zero, and in such a case we could lose all of our invested capital.

■	Illiquidity, transfer restrictions, and absence of any public trading market. SpaceX is not currently a publicly traded company, and the Certificates themselves are restricted securities. Any proposed transfer of Certificates is also subject to subject to contractual restrictions and limitations. As a result, we may be unable to sell or otherwise liquidate our position in the Certificates on a timely basis, at a desired price, or at all. Redemption of the Certificates occurs in cash or in kind in Verso’s sole discretion upon a “Redemption Event” (as defined in the Subscription Agreement), and there can be no assurance that an initial public offering or other liquidity event with respect to the underlying SpaceX preferred stock will occur on terms that produce a positive return, or at all.

■	Valuation uncertainty and limited information rights. The Certificates are not rated. In the absence of a public market, fair market value of the underlying assets is determined by agreement of the parties or, in the event of disagreement, by an independent statutory auditor. Verso’s monitoring and reporting obligations with respect to the underlying investment are on a “best effort basis” and are subject to the availability of information from the underlying company. As a result, we may be unable to independently verify the value, status, or performance of the underlying assets on a timely basis, which could affect the accuracy of our financial reporting, including the fair value measurement of the investment under applicable U.S. GAAP, and could result in subsequent fair value adjustments or impairments.

■	Lack of direct voting and enforcement rights. Under the Subscription Agreement, we granted Verso’s arranger an unconditional and irrevocable power of attorney to represent us at any meeting of holders of the Certificates, including authority to waive convening notice formalities and to vote in favor of any agenda item. Certificates holders (such as the Company) may not individually exercise the rights attached to the Certificates against Verso. As a result, we have limited direct control over corporate actions affecting the Certificates and must rely substantially on Verso’s arranger to act in our interests.

■	Foreign jurisdiction and counterparty risk. The Subscription Agreement is governed by the laws of the Grand Duchy of Luxembourg, and the courts of the City of Luxembourg have exclusive jurisdiction over any dispute. Verso is organized as a Luxembourg special limited partnership, and Verso’s arranger is a British Virgin Islands limited liability company. Enforcing our rights, obtaining injunctive relief, or recovering assets in the event of a dispute, insolvency, or fraud involving any of these counterparties may be more difficult, costly, and time-consuming than enforcement in U.S. courts against U.S. counterparties. We also agreed not to initiate or join any insolvency proceedings against Verso until two years and one day after the last Certificate has been redeemed, and any claims against Verso under the Certificates will be time-barred ten years after the final redemption date.

■	Exclusivity undertaking. We granted Verso’s arranger exclusive and non-transferable rights with respect to any financing, negotiation, investment, or transaction involving the underlying company, effective from April 7, 2026, until one year after the Final Redemption Date. A breach of this exclusivity obligation would obligate us to pay the arranger the fees that would otherwise have been due to it. This restriction may limit our ability to pursue alternative strategic transactions or investments involving the underlying company on potentially more favorable terms.

Any one or a combination of the foregoing risks could result in the loss of all or a substantial portion of our $5,250,000 investment in the Certificates, require us to record material impairments or fair value write-downs, or otherwise have a material adverse effect on our business, financial condition, results of operations, and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2026 the Company did not issue any equity securities in transactions that were not registered under the Securities Act of 1933, as amended, except in connection with transactions that were previously reported or disclosed in a report filed by the Company with the Securities and Exchange Commission.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities by the Company or its affiliates during the quarter ended March 31, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended March 31, 2026, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

During the quarter ended March 31, 2026, there were no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

During the quarter ended March 31, 2026, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit Number	Description
2.1	Amendment No. 3 to Amended and Restated Agreement and Plan of Merger and Reorganization, dated January 13, 2026, between Jet.AI Inc., flyExclusive, Inc., FlyX Merger Sub, Inc., and Jet.AI SpinCo, Inc. (incorporated by reference to Exhibit 2.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on January 15, 2026).
2.2	Amendment No. 4 to Amended and Restated Agreement and Plan of Merger and Reorganization, dated February 11, 2026, between Jet.AI Inc., flyExclusive, Inc., FlyX Merger Sub, Inc., and Jet.AI SpinCo, Inc. (incorporated by reference to Exhibit 2.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on February 12, 2026).
3.1	Certificate of Incorporation of Jet.AI Inc., as amended through November 12, 2024 (incorporated by reference to Exhibit 3.1 of Jet.AI’s Annual Report on Form 10-K for the year ended December 31, 2025).
3.2	Certificate of Amendment to the Certificate of Incorporation of Jet.AI Inc., effective as of April 8, 2026 (incorporated by reference to Exhibit 3.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on April 10, 2026).
3.3	Certificate of Designation of the Series A Convertible Preferred Stock of Jet.AI Inc., as amended through July 15, 2024 (incorporated by reference to Exhibit 3.2 of Jet.AI’s Annual Report on Form 10-K for the year ended December 31, 2025).
3.4	Certificate of Designation of the Series A-1 Convertible Preferred Stock of Jet.AI Inc., dated August 10, 2023 (incorporated by reference to Exhibit 3.3 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.5	Certificate of Designations of Series B Convertible Preferred Stock of Jet.AI Inc., as amended through February 14, 2025. (incorporated by reference to Exhibit 3.4 of Jet.AI’s Form 10-K for the year ended December 31, 2025).
3.6	Amendment No. 2 to Certificate of Designations of Series B Convertible Preferred Stock of Jet.AI Inc. (incorporated by reference to Exhibit 3.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on December 8, 2025).
3.7	Certificate of Designation of Series C Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on February 13, 2026).
3.8	Bylaws of Jet.AI Inc., as amended through August 5, 2024 (incorporated by reference to Exhibit 3.5 of Jet.AI’s Annual Report on Form 10-K for the year ended December 31, 2025).
4.1	Rights Agreement, dated as of February 13, 2026, by and between the Company and Continental Stock Transfer and Trust Company, as rights agent, which includes as Exhibit B the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on February 13, 2026).

10.1+	Amended and Restated Employment Agreement, dated December 31, 2025, between Jet.AI Inc. and Michael Winston (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on January 7, 2026).
10.2+	Amended and Restated Employment Agreement, dated December 31, 2025, between Jet.AI Inc. and George Murnane (incorporated by reference to Exhibit 10.2 of Jet.AI’s Current Report on Form 8-K filed with the SEC on January 7, 2026).
10.3	Amendment No. 1 to Equity Distribution Agreement, dated January 9, 2026, between the Company and Maxim Group LLC (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on January 15, 2026).
10.4	Letter Agreement, dated January 16, 2026, by and among Jet.AI Inc., Hexstone Capital, LLC, and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on January 20, 2026).
10.5#	Equity Certificates Subscription Agreement, dated April 7, 2026, between Jet.AI Inc., VERSO Capital 2 SCSP, and Verso Management Ltd. (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on April 10, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.
+	Management contracts.
#	As permitted by Regulation S-K, Item 601(b)(10)(iv) of the Securities Exchange Act of 1934, as amended, certain confidential portions of this exhibit have been redacted from the publicly filed document. The Registrant agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

JET.AI INC.

	By:	/s/ George Murnane
	Name:	George Murnane
	Title:	Interim Chief Financial Officer
(Principal Financial Officer and Accounting Officer)
Date: May 14, 2026

