Form 10-Q
period 2026-06-30
Jet.AI Inc.
filed 2026-08-14
CIK 1861622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 11, 2026, there were 3,557,521 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

JET.AI INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,608,614	$1,819,503
Accounts receivable	84,557	97,331
Other assets	182,283	248,724
Total current assets	10,875,454	2,165,558

Property and equipment, net	1,231	2,505
Intangible assets, net	86,745	86,745
Right-of-use lease asset	-	508,707
Investment in joint venture	3,965,000	865,000
Deposit on aircraft	4,050,000	4,050,000
Deposits and other assets	228,811	868,561
Other investments	22,880,000	17,137,000
Total assets	$42,087,241	$25,684,076

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$808,904	$1,621,379
Accrued liabilities	1,024,808	1,148,782
Deferred revenue	269,813	443,126
Operating lease liability	-	495,782
Total current liabilities	2,103,525	3,709,069

Commitments and contingencies (Note 2, 5, and 6)	-	-

Stockholders’ Equity
Preferred Stock, 4,000,000 shares authorized, par value $0.0001, 0 issued and outstanding	-	-
Series B Convertible Preferred Stock, 5,000 shares authorized, par value $0.0001, 0 and 750 issued and outstanding	-	-
Common stock, 200,000,000 shares authorized, par value $0.0001, 1,725,964 and 31,413 issued and outstanding	172	2
Subscription receivable	(6,724)	(6,724)
Additional paid-in capital	92,904,645	69,938,333
Accumulated deficit	(52,914,377)	(47,956,604)
Total stockholders’ equity	39,983,716	21,975,007
Total liabilities and stockholders’ equity	$42,087,241	$25,684,076

See accompanying notes to consolidated financial statements

JET.AI INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenues	$5,320,145	$2,225,900	$7,001,381	$5,700,538

Cost of revenues	5,503,893	2,336,200	7,419,352	5,926,352

Gross loss	(183,748)	(110,300)	(417,971)	(225,814)

Operating Expenses:
General and administrative (including stock-based compensation of $64,382, $763,132, $128,764, and $1,314,068, respectively)	2,154,127	2,246,980	4,379,989	4,899,407
Sales and marketing	289,347	81,601	595,734	376,009
Research and development	55,484	41,044	154,564	149,968
Total operating expenses	2,498,958	2,369,625	5,130,287	5,425,384

Operating loss	(2,682,706)	(2,479,925)	(5,548,258)	(5,651,198)

Other income:
Other income	7,035	94,902	97,485	96,371
Unrealized gain on other investments	399,000	-	493,000	-
Total other income	406,035	94,902	590,485	96,371

Loss before provision for income taxes	(2,276,671)	(2,385,023)	(4,957,773)	(5,554,827)

Provision for income taxes	-	-	-	-

Net Loss	$(2,276,671)	$(2,385,023)	$(4,957,773)	$(5,554,827)

Weighted average shares outstanding - basic and diluted	1,326,189	12,918	866,305	11,579
Net loss per share - basic and diluted	$(1.72)	$(184.63)	$(5.72)	$(479.73)

See accompanying notes to consolidated financial statements

JET.AI INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

	Series B Preferred Stock		Common Stock		Subscription	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Equity
Balance at December 31, 2025	750	$-	31,413	2	$(6,724)	$69,938,333	$(47,956,604)	21,975,007
Stock-based compensation	-	-	124	-	-	64,382	-	64,382
Sale of Common Stock for cash	-	-	409,347	41	-	19,813,717	-	19,813,758
Series B Preferred Stock conversion	(750)	-	198,854	20	-	(20)	-	-
Offering costs	-	-	-	-	-	(3,196,913)	-	(3,196,913)
Net loss	-	-	-	-	-	-	(2,681,102)	(2,681,102)
Balance at March 31, 2026 (unaudited)	-	$-	639,738	$63	$(6,724)	$86,619,499	$(50,637,706)	$35,975,132
Stock-based compensation	-	-	1,070	-	-	64,382	-	64,382
Sale of Common Stock for cash	-	-	1,050,156	105	-	7,908,011	-	7,908,116
Offering costs	-	-	35,000	4	-	(1,687,247)	-	(1,687,243)
Net loss	-	-	-	-	-	-	(2,276,671)	(2,276,671)
Balance at June 30, 2026 (unaudited)	-	$-	1,725,964	$172	$(6,724)	$92,904,645	$(52,914,377)	$39,983,716

	Series B Preferred Stock		Common Stock		Subscription	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Equity
Balance at December 31, 2024	250	$-	8,149	$1	$(6,724)	$59,065,261	$(52,546,078)	6,512,460
Stock-based compensation	-	-	127	-	-	550,936	-	550,936
Issuance of Series B Convertible Preferred Stock upon exercise of warrants	1,100	-	-	-	-	11,000,000	-	11,000,000
Series B Preferred Stock conversion	(50)	-	2,661	-	-	-	-	-
Offering costs	-	-	-	-	-	(1,270,000)	-	(1,270,000)
Net loss	-	-	-	-	-	-	(3,169,804)	(3,169,804)
Balance at March 31, 2025 (unaudited)	1,300	$-	10,937	$1	$(6,724)	$69,346,197	$(55,715,882)	$13,623,592
Stock-based compensation	-	-	725	-	-	763,132	-	763,132
Series B Preferred Stock conversion	(311)	-	4,646	-	-	-	-	-
Offering costs	-	-	-	-	-	(675,000)	-	(675,000)
Net loss	-	-	-	-	-	-	(2,385,023)	(2,385,023)
Balance at June 30, 2025 (unaudited)	989	$-	16,308	$1	$(6,724)	$69,434,329	$(58,100,905)	$11,326,701

See accompanying notes to consolidated financial statements

JET.AI INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,957,773)	$(5,554,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on other investments	(493,000)	-
Amortization and depreciation	1,274	1,275
Stock-based compensation	128,764	1,314,068
Non-cash operating lease costs	146,790	267,855
Changes in operating assets and liabilities:
Accounts receivable	12,774	20,151
Other current assets	66,441	158,045
Deferred offering costs	-	(45,000)
Accounts payable	(812,475)	86,911
Accrued liabilities	(123,974)	(300,684)
Deferred revenue	(173,313)	(671,889)
Operating lease liability	(133,865)	(260,805)
Deposits and other assets	639,750	-
Net cash used in operating activities	(5,698,607)	(4,984,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances under related party promissory note	-	(35,995)
Investment in equity certificates	(5,250,000)	-
Investment in joint venture	(3,100,000)	-
Deposit on aircraft	-	(1,650,000)
Deposits and other assets	-	9,000
Net cash used in investing activities	(8,350,000)	(1,676,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
Offering costs	(4,884,156)	(1,945,000)
Proceeds from exercise of Series B Convertible Preferred Stock warrants	-	11,000,000
Proceeds from sale of Common Stock	27,721,874	-
Net cash provided by financing activities	22,837,718	9,055,000

Increase in cash and cash equivalents	8,789,111	2,393,105
Cash and cash equivalents, beginning of period	1,819,503	5,872,627
Cash and cash equivalents, end of period	$10,608,614	$8,265,732

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Issuance of Common Stock for Series B Preferred Stock conversion	$20	$-
Issuance of Common Stock for offering costs	$258,300	$-
Removal of right-of-use lease asset and operating liability due to exercise of purchase option	$361,917	$-

See accompanying notes to consolidated financial statements

JET.AI INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Jet.AI Inc. (the “Company”), directly and indirectly through its subsidiaries, has historically principally been involved in (i) the sale of fractional and whole interests in aircraft, (ii) the sale of jet cards, which enable holders to use certain aircraft at agreed-upon rates, (iii) the operation of a proprietary booking platform (the “App”), which functions as a prospecting and quoting platform to arrange private jet travel with third-party carriers as well as via the Company’s leased and managed aircraft, (iv) direct chartering of its HondaJet Elite aircraft by Cirrus Aviation Services (“Cirrus”), (v) aircraft brokerage and (vi) service revenue from the monthly management and hourly operation of customer aircraft. In 2025 the Company began transitioning its primary focus to AI data center operations and assets.

On July 13, 2026, the Company completed the spin-off of its fractional and jet card business (the “Spin-Off” and sometimes referred to in this Quarterly Report on Form 10-Q (“Quarterly Report”) as the “Distribution”) as contemplated by the Merger Agreement and related Separation and Distribution Agreement (each as defined in Note 6). As of June 30, 2026, the fractional and jet card business did not meet the criteria to be classified as held for sale under ASC 360-10-45-9. Accordingly, the assets, liabilities, and results of operations of the fractional and jet card business are included in continuing operations in these consolidated financial statements for all periods presented. Following the Spin-Off, the results and assets and liabilities of the fractional and jet card business will be reported as discontinued operations and excluded from continuing operations for all reporting periods, including comparable historical periods. See Notes 6 and 10 for additional information regarding the Spin-Off, and the transactions completed under the Merger Agreement and the Separation and Distribution Agreement.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern and Management Plans

The Company has limited operating history and has incurred losses from operations since its inception. These matters raise concern about the Company’s ability to continue as a going concern.

During the next twelve months, the Company intends to fund its operations and obligations with capital from its remaining operations after the Spin-Off, from cash on-hand, and proceeds from sales of debt or equity securities. The Company could, if necessary, reduce cash burn to preserve capital. There are no assurances, however, that management will be able to raise capital on terms acceptable to the Company, or at all. If the Company is unable to obtain sufficient amounts of additional capital, the Company may be required to reduce the near-term scope of its planned development and operations, which could delay implementation of the Company’s business plan and harm its business, financial condition and operating results. The consolidated balance sheets do not include any adjustments that might result from these uncertainties.

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

Reverse Stock Split

On April 8, 2026, the Company effected a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-200. In addition, the aggregate number of equity-based awards that remain available to be granted under the Company’s equity compensation plans was decreased proportionately and proportionate adjustments were made to the per-share exercise price and the number of shares issuable upon the exercise of outstanding stock options, as applicable, as well as to the number of shares that would be owned upon vesting and settlement of restricted stock units and other equity-based awards, as applicable. Similar proportionate adjustments were also made to the outstanding warrants. In accordance with ASC 260-10-55-12, the Company has adjusted the number of shares, per-share computations and the computations of basic and diluted loss per share (“EPS”) retroactively for all periods presented in the consolidated financial statements and related notes.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Jet.AI Inc. and its wholly owned subsidiaries, Summerlin Aviation LLC, Jet Token Software Inc., Jet Token Management Inc., Galilee LLC, and Galilee 1 SPV LLC. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Material estimates that are particularly susceptible to significant changes in the short term relate to the Company’s investment in AI Infrastructure Acquisition Corp. (“AI Acquisition”). Accordingly, the actual results could differ significantly from those estimates.

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

Risks and Uncertainties

The Company has limited operating history and has incurred losses from operations since inception. The Company’s business and operations are sensitive to general business and economic conditions in the United States (the “U.S.”) and worldwide along with local, state, and federal governmental policy decisions. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse conditions may include but are not limited to: changes in the private airline industry, fuel and operating costs, adverse macro-economic conditions, general demand for private jet travel, regulations on carbon emissions from aviation, competition and other barriers to entry in the graphics processing unit (“GPU”) infrastructure and artificial intelligence cloud services and related data center industry and market acceptance of the Company’s business model. These adverse conditions could affect the Company’s financial condition and the consolidated results of its operations.

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Included within cash and cash equivalents is restricted cash of $0 and $500,000 at June 30, 2026 and December 31, 2025, respectively.

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

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the results of operations for the respective year. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. As of June 30, 2026 and December 31, 2025, property and equipment consisted entirely of equipment which is being depreciated over a three-year period.

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

In June 2025, the Company entered into a joint venture agreement with Consensus Core Technologies, Inc. (“Consensus Core”) to collaborate in developing data centers. In connection therewith, the parties formed Convergence Compute LLC, a Delaware limited liability company. The Company may contribute up to an aggregate of $20 million to Convergence Compute in five milestone-based tranches, receiving an additional 0.5% equity interest in Convergence Compute upon each milestone funding, for an aggregate equity interest of up to 2.5%. Consensus Core contributed 100% of the equity interests of its Midwest and Maritime data center projects to Convergence Compute at the second and third tranche closings, respectively, with each party receiving a 17.5% equity interest in each project upon the applicable closing.

Allowance for Credit Losses

The Company recognizes an expected allowance for credit losses with respect to its accounts receivable. In addition, also at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded. Accounts receivable are evaluated individually for impairment. This estimate is adjusted for management’s assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses. The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in operations or an offset to credit loss expense in the year of recovery, in accordance with the entity’s accounting policy election. No allowance for credit losses was considered necessary at June 30, 2026 and December 31, 2025.

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

Historically, revenue has been derived from a variety of sources including, but not limited to, (i) fractional/whole aircraft sales, (ii) fractional ownership and jet card programs, (iii) ad hoc charter through the Company’s CharterGPT app and (iv) aircraft management.

Under the fractional ownership program we historically offered, a customer purchases an ownership share in a jet which guarantees the customer access to the jet for a preset number of hours per year. The fractional ownership program consists of a down payment, one or more progress payments, a payment on delivery, a monthly management fee and an occupied hourly fee. Revenues from the sale of fractional or whole interests in an aircraft are recognized at the time title to the aircraft is transferred to the purchasers, which generally occurs upon delivery or ownership transfer.

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

Deferred revenue is an obligation to transfer services to a customer for which the Company has already received consideration. Upon receipt of a prepayment from a customer for all or a portion of the transaction price, the Company initially recognizes a contract liability. The contract liability is settled, and revenue is recognized when the Company satisfies its performance obligation to the customer at a future date. As of June 30, 2026 and December 31, 2025, the Company deferred $143,005 and $258,765, respectively, related to prepaid flight hours under the jet card program for which the related travel had not yet occurred.

The Company also generates revenues from individual ad hoc charter bookings processed through the Company’s CharterGPT app, whereby the Company sources, negotiates, and arranges travel on a charter basis for a customer based on pre-selected options and pricing provided by the Company to the customer through the CharterGPT app. In addition, Cirrus Aviation Services markets charters on the Company’s aircraft for the Company’s benefit. Deferred revenue with respect to the CharterGPT app was $126,493 and $184,046 as of June 30, 2026 and December 31, 2025, respectively.

The Company utilized certificated independent third-party air carriers in the performance of a portion of flights. The Company evaluates whether there is a promise to transfer services to the customer, as the principal, or to arrange for services to be provided by another party, as the agent, using a control model. The nature of the flight services the Company provides to members is similar regardless of which third-party air carrier is involved. The Company directs third-party air carriers to provide an aircraft to a member or customer. Based on evaluation of the control model, it was determined that the Company acts as the principal rather than the agent within all revenue arrangements. Owner charter revenue is recognized for flights where the owner of a managed aircraft sets the price for the trip. The Company records owner charter revenue at the time of flight on a net basis for the margin we receive to operate the aircraft. If the Company has primary responsibility to fulfill the obligation, then the revenue and the associated costs are reported on a gross basis in the consolidated statements of operations. Deferred revenue with respect to the management of aircraft was $315 as of June 30, 2026 and December 31, 2025.

The following is a breakout of revenue components by subcategory for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Software App and Cirrus Charter	$1,274,563	$1,271,695	$2,235,693	$3,121,645
Jet Card and Fractional Programs	84,498	421,306	143,164	764,651
Management and Other Services	506,171	532,899	1,167,611	1,814,242
Fractional/Whole Aircraft Sales	3,454,913	-	3,454,913	-
	$5,320,145	$2,225,900	$7,001,381	$5,700,538

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

Aircraft Management

The Company historically has managed aircraft for owners in exchange for a contractual fee. Revenue associated with the management of aircraft also includes the recovery of owner-incurred expenses including maintenance coordination, cabin crew and pilots, as well as recharging of certain incurred aircraft operating costs and expenses such as maintenance, fuel, landing fees, parking and other related operating costs. The Company passes the recovery and recharge costs back to owners at either cost or a predetermined margin.

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

Aircraft Sales

The Company from time to time has acquired aircraft from vendors and various other third-party sellers in the private aviation industry. The Company’s classifies the purchase as aircraft inventory on the consolidated balance sheets. Aircraft inventory is valued at the lower of cost or net realizable value. Sales are recorded on a gross basis within revenues and cost of revenue in the consolidated statements of operations. During the six months ended June 30, 2026 and 2025, the Company recorded revenues from aircraft sales of $3,454,913 and $0, respectively.

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

1.	Chartering Third-Party Aircraft: The cost of chartering third-party aircraft is recorded as a part of the cost of sales expense. These expenses include the fees paid to third-party operators for providing aircraft services on behalf of the Company. Expenses are recognized in the consolidated statements of operations in the period when the service is rendered and are reported on an accrual basis.

2.	Aircraft Lease Expenses: Aircraft lease expenses include the cost of leasing aircraft for the Company’s operations. The lease expenses are recognized as an operating expense in the consolidated statements of operations over the lease term on a straight-line basis.

3.	Pilot Training and Wages: Pilot training costs are expensed as incurred and are included in the cost of sales expenses. This encompasses expenses related to initial pilot training, recurrent training, and any additional required training programs. Pilot wages, including salaries, bonuses, and benefits, are also recognized as a part of the cost of sales expenses and are reported on an accrual basis.

4.	Aircraft Fuel: The cost of aircraft fuel is recognized as an expense in the cost of sales category based on the actual consumption during flight operations. Fuel costs are recorded in the consolidated statements of operations in the period when the fuel is consumed and are reported on an accrual basis.

5.	Aircraft Maintenance: Aircraft maintenance expenses include both routine and non-routine maintenance. Routine maintenance costs are expensed as incurred and are recorded as a part of the cost of sales expense. Non-routine maintenance expenses, such as major repairs and overhauls, are capitalized and amortized over their expected useful life. The amortization expense is included in the cost of sales expense and is recognized in the consolidated statements of operations on a straight-line basis over the asset’s useful life.

6.	Other Aircraft Operating Expenses: Other aircraft operating expenses include costs such as insurance, landing fees, navigation charges, and catering services. These expenses are recognized in the consolidated statements of operations as a part of the cost of sales expenses in the period when they are incurred and are reported on an accrual basis.

Advertising Costs

The Company expenses the cost of advertising and promoting the Company’s services as incurred. Such amounts are included in sales and marketing expense in the consolidated statements of operations and totaled $595,734 and $376,009 for the six months ended June 30, 2026 and 2025, respectively.

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

Stock-Based Compensation

The Company accounts for stock awards under ASC 718, Compensation – Stock Compensation. Under ASC 718, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite vesting period or over the non-employee’s period of providing goods or services. The fair value of each stock option or warrant award is estimated on the date of grant using the Black-Scholes option valuation model.

Income Taxes

The Company applies ASC 740, Income Taxes. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities.

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

Loss per Common Share

The Company presents basic EPS and diluted EPS on the face of the consolidated statements of operations. Basic EPS is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding. For periods in which the Company incurs a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from the diluted EPS calculations. For the six months ended June 30, 2026, there were 90 options and 48 warrants to purchase common stock, respectively, excluded. For the six months ended June 30, 2025, there were 90 options, 48 warrants to purchase common stock, and 13,579 common shares issuable upon conversion of Series B Preferred Stock, respectively, excluded.

Concentration of Credit Risk

The Company maintains its cash with several major U.S. financial institutions which it believes to be creditworthy. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, however, the Company may maintain balances in excess of the federally insured limits.

Segment Reporting

The Company identifies operating segments as components of the Company for which discrete financial information is available and is regularly reviewed by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and performance assessment. The chief operating decision maker is the Interim Chief Executive Officer. The Company determined that as of and through June 30, 2026 the Company operates in a single operating and reportable segment, private aviation services, as the chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue, for purposes of making operating decisions, allocating resources, and assessing performance. All of the Company’s long-lived assets are located in the U.S. and revenue from private aviation services is substantially earned from flights throughout the U.S.

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

NOTE 3 – OTHER ASSETS

Other assets consisted of the following:

	June 30,	December 31,
	2026	2025
Deposits	$228,811	$178,811
Lease Maintenance Reserve	-	689,750
Total Other Assets	$228,811	$868,561

NOTE 4 – OTHER INVESTMENTS

Other investments as of June 30, 2026 and December 31, 2025 consist of the following:

	June 30, 2026	December 31, 2025
AIIA Class A Ordinary Shares & Rights	$1,373,000	$1,341,000
AIIA Class B Ordinary Shares	16,257,000	15,796,000
VERSO Capital equity certificates	5,250,000	-
Total	$22,880,000	$17,137,000

The Company’s beneficial interest in AI Acquisition’s Class A and Class B ordinary shares is recorded at fair value and are classified in “Other Investments” on the consolidated balance sheets. The fair value calculation of the investment in Sponsor is dependent on company-specific adjustments applied to the observable trading prices of AI Acquisition Class A ordinary shares. The Company’s management estimates that a specific discount range of 20% to 40% sufficiently captures the risk or profit that a market participant would require as compensation for assuming the inherent risk of forfeiture if a business combination doesn’t occur and the lack of marketability of the Company’s beneficial interests in the Sponsor. The Company has selected a discount of 30% based on fair value measurements by an independent valuation expert, and due to the unobservable nature of this company-specific adjustment, the Company classifies the investment in AI Acquisition as Level 3 in the fair value hierarchy. Subsequent changes in fair value will be recorded in the consolidated statement of operations during the period of the change.

The Company’s investment in Certificates (as defined below) is recorded at fair value and is classified in “Other Investments” on the consolidated balance sheets. The fair value calculation of the investment in Certificates is dependent on company-specific adjustments applied to the observable trading prices of SpaceX Preferred Stock. Due to the unobservable nature of this company-specific adjustment, the Company classifies the investment in Certificates as Level 3 in the fair value hierarchy. Subsequent changes in fair value will be recorded in the consolidated statement of operations during the period of the change.

There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2026.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for other investments classified as Level 3 for the six months ended June 30, 2026:

	Investment in	Investment in
Change in fair value of other investments measured with Level 3:	Sponsor	Verso Certificates
Fair value of Level 3 other investment at December 31, 2025	$17,137,000	$-
Initial fair value of VERSO Capital equity certificates	-	5,250,000
Change in valuation inputs or other assumptions	493,000	-
Fair value of Level 3 other investment at June 30, 2026	$17,630,000	$5,250,000

Investment in AI Infrastructure Acquisition Corp.

In July 2025, the Company made a capital contribution of approximately $2.7 million to AIIA Sponsor Ltd. (“Sponsor”), which serves as the sponsor of AI Infrastructure Acquisition Corp. (“AI Acquisition”), in exchange for 1,912,833 units comprising 1,912,833 ordinary shares and 130,001 preference shares. AI Acquisition is a special purpose acquisition company that is focused primarily on opportunities with companies and/or strategic assets in high-impact private technology companies advancing artificial intelligence and machine learning capabilities, as well as those involved in building, operating, or enabling next-generation data center infrastructure. Sponsor was founded and organized by certain of the Company’s executive officers and directors, who also serve as officers or directors of AI Acquisition, with capital commitments from Sponsor’s founders and the Company. The Company’s contribution represents a 49.9% interest in the Sponsor.

AI Acquisition closed its initial public offering (“IPO”) in October of 2025. In the IPO, AI Acquisition sold an aggregate of 13,800,000 Units at a price of $10.00 per unit, resulting in total gross proceeds of $138,000,000. Each Unit consisted of one Class A ordinary share and one right, with each right entitling the holder thereof to receive one-fifth (1/5) of a Class A ordinary share of AI Acquisition upon consummation of an initial business combination.

In connection with AI Acquisition’s IPO, Sponsor purchased from AI Acquisition, simultaneous with the closing of the IPO, an aggregate of 269,000 Units at a price of $10.00 per unit ($2,690,000 in the aggregate) in a private placement (the “Private Placement Units”). Each Private Placement Unit consisted of one Class A ordinary share and one right, with each right entitling the holder thereof to receive one-fifth (1/5) of a Class A ordinary share of AI Acquisition upon consummation of an initial business combination.

At the close of the offering, Sponsor held 4,600,000 shares of the Class B ordinary shares of AI Acquisition, representing 25% of the outstanding shares of AI Acquisition (the “Class B Shares”). In addition, the Sponsor held 269,000 units comprising of 269,000 Class A ordinary shares (the “Class A Shares”) and 269,000 rights.

In connection with the organization of Sponsor, Jet.AI acquired approximately 49.9% of the ordinary shares and preferred shares, respectively, of the Sponsor (the “Sponsor Equity Interest”). The preferred shares of Sponsor are nonvoting shares and generally entitle the holders thereof to receive the net proceeds, if any, received by Sponsor from the sale, exchange, or disposition of the 269,000 rights or the shares issuable upon the exercise thereof, and the ordinary shares of Sponsor (which are voting shares in Sponsor) will generally be equivalent to the value of the 4,600,000 Class B Shares and 269,000 Class A shares of AI Acquisition held by Sponsor.

The Company utilizes the services of an independent valuation expert (“Valuation Expert”) to determine the fair value of the Company’s indirect investment in AI Acquisition. The Valuation Expert observed that the Class A Shares of AI Acquisition trade in a relatively liquid market at the measurement date, and the Company’s share of AI Acquisition’s Class B Shares were convertible to AI Acquisition’s Class A Shares on a 1 to 1 basis. The Valuation Expert applied this ratio to the value of AI Acquisition’s Class A shares as the basis for valuing the Company’s share of AI Acquisition’s Class B shares. The Valuation Expert utilized a Probability-Weighted Expected Return Method (“PWERM”) to determine the fair value of the Company’s indirect interest in AI Acquisition’s Class B Shares, applying an 80% probability-weighted likelihood of completing the initial business combination based on management’s assumption. The Valuation Expert utilized a Monte Carlo simulation, with a weighted volatility of 33.14% and a risk-free rate of 3.47%, to estimate a total discounting period of 1.34 years. The Valuation Expert further applied a Discount for Lack of Marketability (“DLOM”) of 9.33%, calculated using a Finnerty Put model with a restriction term of 0.50 years (the post-business-combination lockup period), the weighted volatility of 33.14%, and a risk-free rate of 3.47%, to account for the transfer restrictions on the Class B Shares.

As of June 30, 2026, the Company held an aggregate of 2,295,400 ordinary shares and 131,501 preferred shares of Sponsor, and rights to 26,300 Class A shares if AI Acquisition consummates a successful business combination. As a result of the re-measurement of our investment in Sponsor as of June 30, 2026, we recognized an unrealized gain on other investments of approximately $493,000 within our consolidated statements of operations.

Investment in Verso Capital Equity Certificates

On April 7, 2026, the Company entered into an Equity Certificates Subscription Agreement with VERSO Capital 2 SCSP (“Verso”) to subscribe for 8,347 equity certificates (the “Certificates”) in Verso for an aggregate subscription price equal to $5,250,000, which included a five percent subscription fee equal to $250,000. The applicable management fee and performance fee were each waived.

The Certificates are issued by Verso and track shares of Space Exploration Technologies Corp (“SpaceX”) preferred stock, which are held by a captable fund, with each Certificate corresponding to one share of SpaceX preferred stock. The Certificates are redeemable by Verso, in its sole discretion in cash or in kind, upon one or more Redemption Events (as defined in the Equity Certificates Subscription Agreement).

As of June 30, 2026, the Company held an aggregate of 8,347 Certificates at their initial fair value of $5,250,000. The Company’s interest in the Verso Certificates was conveyed to flyExclusive in connection with the closing of the Merger in July 2026.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Lease

In November 2021, the Company entered into an operating lease with a third party for an aircraft used in the Company’s operations. The lease had a 60-month term, scheduled to expire in November 2026, and required monthly lease payments. At any time during the lease term, the Company had the option to purchase the aircraft from the lessor at its fair market value at that time.

In April 2026, the Company exercised this purchase option for approximately $3.3 million and simultaneously entered into an agreement to sell the aircraft for gross proceeds of approximately $3.4 million. As a result, the Company derecognized the related right-of-use asset and operating lease liability of $361,917, the operating lease was terminated, and maintenance reserves of $689,750 were returned to the Company.

The lease required the Company to maintain two reserves for the duration of the lease term: a liquidity reserve of $500,000 and a maintenance reserve of approximately $690,000. The liquidity reserve was held in a bank account owned by the Company and, accordingly, was classified as restricted cash on the consolidated balance sheets. The maintenance reserve consisted of funds held by the lessor to cover reasonable maintenance expenses in excess of those covered by the Company’s airframe and engine maintenance programs, which were designed to fully cover the aircraft’s scheduled and unscheduled maintenance costs; this reserve was included within deposits and other assets on the consolidated balance sheets. Any funds the lessor drew from the maintenance reserve were required to be replenished by the Company up to the required reserve amount. The Company did not draw on the reserve, and the lessor did not expend any funds from it, during the lease term. Maintenance deposit reserves of $689,750 were returned to the Company in April 2026 due to the operating lease termination.

Total lease expense for the six months ended June 30, 2026 and 2025 was $501,950 and $648,413, respectively, which is included within cost of revenues in the accompanying statements of operations.

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

Pursuant to the Share Purchase Agreement, the Company issued to GEM a warrant (the “GEM Warrant”) granting it the right to purchase up to 48 shares of common stock of the Company on a fully diluted basis. The GEM Warrant was issued with an exercise price of $387,000 and a term of three years. The GEM Warrant included an adjustment mechanism, whereby the exercise price is subject to adjustment from time to time. Pursuant to the GEM Warrant, on the first anniversary following the Public Listing Date as defined in the GEM Warrant (the “Adjustment Date”), if all or any portion of the GEM Warrant remained unexercised and the average closing price of the Company’s common stock for the 10 trading days following the Adjustment Date was less than 90% of the then-current exercise price of the warrant (the “Baseline Price”), then the exercise price of the unexercised Warrant Shares that remained exercisable pursuant to the GEM Warrant would be adjusted to 110% of the Baseline Price. Accordingly, the GEM Warrant exercise price was reduced to $42.23 per share as of June 30, 2026.

On August 4, 2022, the Company entered into a Registration Rights Agreement with GEM, obligating the Company to file a registration statement with respect to resales of the shares of common stock issuable to GEM under the Share Purchase Agreement and upon exercise of the GEM Warrant. Because that registration statement was not declared effective by October 23, 2023 (the “Effectiveness Deadline”), the Company was obligated to pay GEM an amount equal to $10,000 for each day following the Effectiveness Deadline until the registration statement was declared effective subject to a $300,000 cap if such delay in the declaration of effectiveness of the registration statement was caused by delays in SEC review of the registration statement or the SEC’s refusal to declare the registration statement effective. The Company has accrued $300,000 as of June 30, 2026 and December 31, 2025 with respect to this agreement.

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

On August 8, 2025, the Company entered into a cancellation agreement with Textron to terminate the CJ4 Aircraft purchase agreement. Pursuant to the terms of the cancellation agreement, the Company entered into a new aircraft purchase agreement with Textron for the purchase of Cessna Citation CJ3 aircraft (the “CJ3 Aircraft”). Under the CJ3 Aircraft purchase agreement, the Company could purchase from Textron specifically configured CJ3 Aircraft at prevailing market rates whereby the aggregate purchase price could be approximately $37.5 million. All deposits previously made under the CJ4 Aircraft purchase agreement were transferred in full and applied as credits toward the purchase price under the CJ3 Aircraft agreement. The Company’s interest in the CJ3 Aircraft purchase agreement was conveyed to flyExclusive in connection with the closing of the Merger in July 2026.

December 2024 Engagement Letter

On December 4, 2024, the Company entered into an engagement letter (the “2024 Maxim Engagement Letter”) with Maxim Group LLC (“Maxim”), pursuant to which Maxim served as the Company’s exclusive financial advisor with respect to one or more potential business combinations. The Company agreed to pay Maxim a non-refundable stock fee of 125 shares (the “Retainer”) which were issued upon execution of the engagement letter. The shares were recorded to General and Administrative expenses as stock-based compensation based on the fair value of the shares of $95,000.

If the Company consummated certain transactions the engagement letter provided that Maxim was due a fee of $500,000 at closing (the “Success Fee”). In July 2026, the Company entered into an amendment to the 2024 Maxim Engagement Letter to replace the Success Fee with an additional stock fee of 100,000 shares, which were issued upon execution of the amendment.

February 2025 Engagement Letter

On February 25, 2025, the Company entered into an engagement letter (the “2025 Maxim Engagement Letter”) with Maxim, pursuant to which the Company engaged Maxim to serve as its exclusive financial advisor with respect to a spin-out transaction. Pursuant to the 2025 Maxim Engagement Letter, the Company agreed to pay Maxim the Retainer which were issued upon execution of the 2025 Maxim Engagement Letter. If the Company consummates a spin-out transaction, then Maxim will receive a success fee of $500,000 upon closing.

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

During the three months ended June 30, 2025, the Company issued 750 shares of common stock pursuant to the 2025 Maxim Engagement Letter. The shares were recorded to General and Administrative expenses as stock-based compensation based on the fair value of the shares of approximately $625,000.

Joint Venture Agreement

On June 26, 2025, the Company entered into a Joint Venture Agreement (the “JV Agreement”) with Consensus Core, pursuant to which the parties agreed to collaborate in developing data centers. The JV Agreement provided certain terms of the joint venture, including: (i) the parties would enter into a Contribution Agreement (the “Contribution Agreement”) with a joint venture limited liability company (a “JVLLC”) outlining the full terms of the joint venture; (ii) the JVLLC would be organized under the laws of the State of Delaware prior to any initial closing under the Contribution Agreement, which would initially be wholly owned by Consensus Core; and (iii) the JVLLC would establish separate subsidiaries for each data center project to be contributed to the joint venture.

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

Pursuant to the Contribution Agreement, the Company will contribute up to an aggregate of $20 million to Convergence Compute in five tranches, with the obligation to deliver each tranche tied to specific project development milestones identified in the Contribution Agreement. Consensus Core contributed 100% of the equity interests of the Midwest data center project to Convergence Compute at the second tranche closing under the Contribution Agreement and contributed 100% of the equity interests of the Maritime data center project to Convergence Compute at the third closing under the Contribution Agreement. In consideration for such contributions, the Company and Consensus Core each received a 17.5% equity interest in the Midwest project upon the second closing and a 17.5% equity interest in the Maritime project upon the third tranche closing. The Company will also receive an additional 0.5% equity interest in Convergence Compute upon each additional closing, for an aggregate equity interest of up to 2.5% if all five tranches are consummated.

During the six months ended June 30, 2026, the Company contributed a total of $3.1 million to Convergence Compute and completed the second and third milestones, acquiring an additional 1% equity interest. As of June 30, 2026, the Company has contributed a total of $3.9 million under this agreement in exchange for an aggregate equity interest of 1.5%.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

Under the Amended and Restated Certificate of Incorporation of the Company, as amended, the Company is authorized to issue up to 5,000,000 shares, consisting of two classes: 200,000,000 shares of common stock, $0.0001 par value per share, and 4,000,000 shares of preferred stock, $0.0001 par value per share, of which 5,000 shares of preferred stock have been designated as Series B Convertible Preferred Stock, par value $0.0001 (“Series B Preferred Stock”). As of June 30, 2026, there were no issued and outstanding shares of Series B Preferred Stock.

On November 21, 2025, the Company entered into an Equity Distribution Agreement (“2025 ATM Sales Agreement”) with Maxim, which provides for the sale, in our sole discretion, of shares of our common stock through Maxim, as our sales agent. In accordance with the original terms of the 2025 ATM Sales Agreement, the Company could offer and sell shares of common stock having an aggregate offering price of up to $10,000,000. We pay a commission of up to 3% of gross sales proceeds of any common stock sold under the 2025 ATM Sales Agreement. In January 2026 the parties amended the 2025 ATM Sales Agreement to increase the amount that may be sold under the agreement to $50,000,000, subject to any limitations imposed under SEC rules.

During the six months ended June 30, 2026, the Company sold 1,459,503 shares under the ATM program for gross proceeds of approximately $27.7 million, before deducting placement agent’s fees and other estimated offering expenses payable by the Company of approximately $834,000.

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

Each share of Series B Preferred Stock was convertible into a number of shares of common stock, subject to certain limitations, including a beneficial ownership limitation.

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

During the six months ended June 30, 2025, the Company issued a total of 1,100 shares of Series B Preferred Stock upon various exercises of the Ionic Warrant for gross proceeds of $11,000,000 before deducting offering costs of $770,000. As a result of these exercises, the Ionic Warrant was no longer outstanding as of June 30, 2026 and December 31, 2025.

During the six months ended June 30, 2025, the Company issued 7,307 shares of common stock for the conversion of 361 shares of Series B Preferred Stock.

During the six months ended June 30, 2026, the Company issued 198,854 shares of common stock for the conversion of 750 shares of Series B Preferred Stock.

At June 30, 2026 no shares of Series B Preferred Stock remain issued and outstanding and no additional shares are expected to be issued.

flyExclusive Transaction

On February 13, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with flyExclusive, Inc. (“flyExclusive”), FlyX Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of flyExclusive (“Merger Sub”), and Jet.AI SpinCo, Inc., a Delaware corporation and then wholly owned subsidiary of the Company (“SpinCo”). Pursuant to the Merger Agreement, (i) as a condition to closing on the Merger Agreement, the Company agreed to distribute all of the shares of SpinCo, on a pro rata basis, to the Company’s stockholders (the “Distribution” and sometimes referred to in this Quarterly Report as the “Spin-Off”) and (ii) Merger Sub was to merge with and into SpinCo (the “Merger” and, together with the Distribution and all other transactions contemplated under the Merger Agreement, the “Transactions”) with SpinCo surviving the Merger as a wholly owned subsidiary of flyExclusive.

In connection with executing the Merger Agreement, the Company, SpinCo, and flyExclusive entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) pursuant to which the Company agreed to transfer the business, operations, services and activities of the Company’s fractional and jet card business to SpinCo and distribute all of the shares of common stock of SpinCo (“SpinCo Common Stock”) to the Company’s stockholders (the “Distribution”).

On May 6, 2025, the parties entered into an Amended and Restated Agreement and Plan of Merger and Reorganization (the “Amended Merger Agreement”). Under the Amended Merger Agreement, 80% of the Merger Consideration Shares (as defined in the Amended Merger Agreement) would be issued upon closing, and 20% of the Merger Consideration Shares would be held in reserve by flyExclusive until a final post-closing purchase price is determined. Once the final post-closing purchase price is determined, flyExclusive will only issue additional Merger Consideration Shares from the reserve on a dollar-for-dollar basis up to the lesser of the final purchase price and the initial purchase price.

On July 13, 2026, the parties entered into an Amendment No. 5 to Amended and Restated Agreement and Plan of Merger and Reorganization (the “Amendment”). The Amendment provides for certain adjustments to the final calculation of the Purchase Price (as defined in the Amended Merger Agreement) in connection with the potential post-closing disposition by flyExclusive of certain SpinCo assets. The final Purchase Price will be used to determine whether any Reserve Shares or Additional Merger Consideration Shares (each as defined below) will be issued by flyExclusive post-closing. All other terms of the Merger Agreement remain unchanged.

On July 13, 2026, the Company completed the Distribution and Merger as contemplated by the Amended Merger Agreement and the Separation and Distribution Agreement. The completion of the transactions, including the Merger, resulted in the disposition of the Company’s fractional and jet card business. See Note 10 for additional information.

Regulation A Offerings

In June 2021, the Company undertook a Regulation A, Tier 2 offering for which it was selling up to shares of 20 non-voting common stock at $1,080,000 per share for a maximum of $21,880,000. During the year ended December 31, 2023, the Company issued an additional share of non-voting common stock under the Regulation A, Tier 2 campaign for aggregate gross proceeds of $1,598,630, with $6,724 of these proceeds pending release from escrow at June 30, 2026.

Share Repurchase Program

On March 12, 2026, the Company’s Board of Directors authorized and approved a share repurchase program (the “Share Repurchase Program”) pursuant to which the Company may repurchase up to $5 million in value of the Company’s outstanding shares of common stock from time to time through December 31, 2026. The Company may buy back its common stock from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, and federal and state laws governing such transactions, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The Share Repurchase Program does not oblige the Company to acquire any specific number of shares and may be modified, discontinued, or suspended at any time. As of June 30, 2026, no shares had been repurchased under the Share Repurchase Program.

Stock Options

The 2023 Plan provides for the grant of equity awards to employees, outside directors, and consultants, including the direct award or sale of shares, stock options, and restricted stock units to purchase shares. The 2023 Plan is a continuation of the 2018 Plan and 2021 Plan, which were assumed from Jet Token and amended, restated and re-named into the form of the 2023 Omnibus Incentive Plan. In December 2025, the 2023 Plan was amended to increase the number of shares of common stock authorized under the 2023 Plan to 3,875 shares (plus an amount of shares that will account for all shares issuable in connection with the vesting of certain performance share unit awards that we granted to our executive management team). As of June 30, 2026, the total number of shares reserved for issuance under the Omnibus Incentive Plan was 3,875 shares. The Omnibus Incentive Plan is administered by the Company’s Board of Directors, and expires ten years after its initial adoption, unless terminated by the Board.

During the six months ended June 30, 2026 and 2025, stock-based compensation expense of $128,764 and $1,314,068, respectively, was recognized for the vesting of these options and restricted stock units. As of June 30, 2026, there was approximately $63,000 in unrecognized stock-based compensation, which will be recognized through September 2027.

A summary of our stock option activity for the six months ended June 30, 2026 and 2025, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted average Remaining Contractual Term
Outstanding at December 31, 2024	90	$175,745.56	7.32
Granted	-	-	-
Exercised	-	-	-
Expired/Cancelled	-	-	-
Outstanding at June 30, 2025	90	$175,745.56	6.82

	Number of Shares	Weighted Average Exercise Price	Weighted average Remaining Contractual Term
Outstanding at December 31, 2025	90	$175,745.56	6.32
Granted	-	-	-
Exercised	-	-	-
Expired/Cancelled	-	-	-
Outstanding at June 30, 2026	90	$175,745.56	5.76

Exercisable at June 30, 2026	81	$193,259.08	5.90

Warrants

The number of outstanding warrants issued by the Company as of June 30, 2026 is as follows:

Warrant	Expiration Date	Exercise Price	Number Outstanding
GEM Common Stock Warrants	8/11/2026	$42.23	48
Total			48

NOTE 7 – RELATED PARTY TRANSACTIONS

See Note 4 for discussion of the Company’s related party investment in Sponsor. Sponsor was founded and organized by certain of the Company’s executive officers and directors, who also serve as officers or directors of AI Acquisition, with capital commitments from Sponsor’s founders and the Company.

Commencing on the effective date of AI Acquisition’s IPO, the Sponsor agreed to pay the Company a total of up to $10,000 per month for office space, utilities, secretarial and administrative support to the Sponsor and AI Acquisition. Upon completion of AI Acquisition’s initial business combination or AI Acquisition’s liquidation, the Sponsor will cease paying these monthly fees. For the six months ended June 30, 2026, the Company recorded income of $60,000 from the Sponsor under the Administrative Services Agreement, which is included in other income in the consolidated statements of operations. As of June 30, 2026 and December 31, 2025, the Company has recorded a receivable from Sponsor of $0 and $30,000, respectively, which is included in accounts receivable in the consolidated balance sheets.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company’s financial instruments, except for other investments discussed in Note 4, consists of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature.

NOTE 9 – DEFERRED REVENUE

Changes in deferred revenue for the six months ended June 30, 2026 were as follows:

Deferred revenue as of December 31, 2025	$443,126
Amounts deferred during the period	409,432
Revenue recognized from amounts included in the deferred revenue beginning balance	(343,126)
Revenue from current period sales	(239,619)
Deferred revenue as of June 30, 2026	$269,813

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after June 30, 2026 through August 14, 2026, the date of these consolidated financial statements were available to be issued, and noted no additional events requiring recognition or disclosure, except as identified below.

Spin-Off

On July 13, 2026 (the “Distribution Date”), the Company completed the Spin-Off of its fractional and jet card business. The transaction was implemented through the distribution of shares of SpinCo to holders of Jet.AI common stock and was structured as a tax-free Spin-Off for U.S. federal income tax purposes. The Distribution was accounted for as a reverse spinoff in accordance with ASC 505-60, Spinoffs and Reverse Spinoffs.

Prior to the Merger and pursuant to the transaction documents, the Company transferred the business, operations, services, and activities of the Company’s fractional and jet card business to SpinCo and then distributed all of the outstanding shares of SpinCo Common Stock to the Company’s stockholders of record as of July 6, 2026, on pro rata basis (as previously defined, the “Distribution”). At the effective time of the Merger, the issued and outstanding shares of SpinCo Common Stock were automatically converted into the right to receive shares of flyExclusive’s Class A common stock (“flyExclusive Common Stock”) consisting of: (i) 5,676,892 shares of flyExclusive Common Stock, based on an exchange ratio of approximately 2.9002 shares of flyExclusive Common Stock for each share of SpinCo Common Stock (the “Closing Shares”), together with cash in lieu of any fractional Closing Shares, and (ii) 1,419,223 shares of flyExclusive Common Stock, based on an exchange ratio of approximately 0.7251 shares of flyExclusive Common Stock for each share of SpinCo Common Stock (the “Reserve Shares” and, together with the Closing Shares, the “Merger Consideration Shares”), together with cash in lieu of any fractional Reserve Shares. The Closing Shares represent 80% of the Merger Consideration Shares and the Reserve Shares represent 20% of the Merger Consideration Shares, with the aggregate amount of Merger Consideration Shares determined based on the initial calculation of the purchase price at closing of $16,175,595 (the “Initial Purchase Price”), which includes an Applicable Premium Percentage (as defined in the Amended Merger Agreement) of 115%. The Reserve Shares are being held in reserve by flyExclusive until the final Purchase Price is determined post-closing, which is expected to occur within 120 days following the closing. The number of Reserve Shares to be issued post-closing, if any, will be based on the final Purchase Price.

In addition to the Merger Consideration Shares, if the final Purchase Price is equal to or greater than $16,225,595, then flyExclusive will issue an additional number of shares of FLYX Stock in an amount up to 20% of the Merger Consideration Shares (the “Additional Merger Consideration Shares”), based on the amount by which the final Purchase Price exceeds the Initial Purchase Price.

The expected carrying value of the net assets distributed to SpinCo on the Distribution Date was approximately $14.1 million, and the Distribution is expected to result in a reduction in the Company’s stockholders’ equity of approximately $18.4 million, consisting of the carrying value of the net assets distributed of approximately $14.1 million, transaction expenses of approximately $3.8 million, and other adjustments of approximately $0.5 million. These amounts are preliminary and remain subject to adjustment in connection with the post-closing determination of the final Purchase Price and the resulting final number of Merger Consideration Shares, which is expected to occur within 120 days following the closing.

Management has concluded that the disposition of the fractional and jet card business represents a strategic shift that will have a major effect on the Company’s operations and financial results. Following the Distribution and the Merger, the Company retained its aviation software and whole-aircraft brokerage operations, its interest in the data center joint venture, and its beneficial interest in AI Acquisition.

Other Events

In July 2026, the Company sold an aggregate of 1,662,611 shares of common stock under the 2025 ATM Sales Agreement for gross proceeds of approximately $6.8 million, before deducting placement agent’s fees and other estimated offering expenses payable by the Company of approximately $204,000.

In July 2026, the Company entered into an amendment to the 2024 Maxim Engagement Letter to replace the Success Fee with an additional stock fee of 100,000 shares, which were issued upon execution of the amendment.

On July 28, 2026, the Company funded a $1,750,000 investment in StratGrid Inc. (“StratGrid”), a Calgary, Alberta-based developer of behind-the-meter, natural gas-powered data center infrastructure, through SG Canada InvestCo LLC (“InvestCo”), a joint venture between the Company and Blackbird Investment Management LLC, in which the Company currently holds 60% of all issued and outstanding equity interests. The Company’s $1,750,000 strategic investment implies that InvestCo now holds approximately 26% of the issued and outstanding common equity interests of StratGrid on a fully vested basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which Jet.AI’s management believes is relevant to an assessment and understanding of its consolidated results of operations and financial condition. You should read the following discussion and analysis of Jet.AI’s financial condition and results of operations together with the historical unaudited consolidated financial statements as of June 30, 2026 and December 31, 2025, and the three and six months ended June 30, 2026 and 2025, and the related notes that are included elsewhere in this Quarterly Report.

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

Percentage amounts included in this report have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. Certain other amounts that appear in this Quarterly Report may not sum due to rounding.

Unless otherwise indicated, all share and per-share amounts in this Quarterly Report, including share and per-share amounts for prior periods, have been retroactively adjusted to give effect to the 1-for-200 reverse stock split of the Company’s common stock that became effective on April 8, 2026 (the “Reverse Stock Split”).

Overview

Jet.AI Inc., a Delaware corporation (“Jet.AI”, “Company”, “we” or “us”), was founded in 2018. We are an emerging provider of high-performance GPU infrastructure and artificial intelligence cloud services, and we continue to make available a suite of SaaS software to aircraft owners and operators, as well as software used to charter aircraft.

The Company, directly and indirectly through its subsidiaries, historically was principally involved in (i) the sale of fractional and whole interests in aircraft, (ii) the sale of jet cards, which enable holders to use certain of the Company’s and other’s aircraft at agreed-upon rates, (iii) the operation of a proprietary booking platform, which functions as a prospecting and quoting platform to arrange private jet travel with third-party carriers as well as via the Company’s leased and managed aircraft, (iv) direct chartering of its HondaJet Elite aircraft by Cirrus Aviation Services, (v) aircraft brokerage and (vi) monthly management and hourly operation of customer aircraft.

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

Recent Developments

flyExclusive Transaction.

On February 13, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Original Merger Agreement”) with flyExclusive, Inc. (“flyExclusive”), FlyX Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of flyExclusive (“Merger Sub”), and Jet.AI SpinCo, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“SpinCo”). On May 6, 2025, the parties entered into an Amended and Restated Agreement and Plan of Merger and Reorganization (as subsequently amended, the “Merger Agreement”). As of June 30, 2026, the transactions contemplated by Merger Agreement had not yet closed. The transactions subsequently closed on July 13, 2026. See “Subsequent Events—flyExclusive Transaction” below.

Pursuant to the Merger Agreement, (i) as a condition to closing on the Merger Agreement, the Company distributed all of the shares of SpinCo, on a pro rata basis, to the Company’s stockholders (the “Distribution”), (ii) Merger Sub merged with and into SpinCo (the “Merger” and, together with the Distribution and all other transactions contemplated under the Merger Agreement, the “Transactions”), with SpinCo surviving the Merger as a wholly owned subsidiary of flyExclusive, and (iii) as consideration for the Merger, the Company’s existing stockholders acquired the right to receive shares of Class A common stock of flyExclusive. At the closing of the Merger, the Company’s stockholders continued to own and hold their existing shares of the Company’s common stock.

In connection with executing the Merger Agreement, the Company, SpinCo, and flyExclusive entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) pursuant to which, in connection with the closing, the Company transferred the business, operations, services and activities of the Company’s fractional and jet card business to SpinCo (the “Separation”). Upon the terms and subject to the conditions set forth in the Separation and Distribution Agreement, the Company consummated the Distribution and at that time ceased to operate a fractional or jet card business. The Company will continue to operate and retain its software and intellectual property assets, but ceased to hold its aircraft fractional, jet card and management assets. The Transactions were subject to various conditions to closing, including the receipt of stockholder approval.

Reverse Takeover Letter of Intent.

On July 15, 2026, the Company entered into a non-binding letter of intent (the “LOI”) which sets forth terms by which the Company would effect a reverse takeover transaction with a privately held operating company, under which the Company’s shareholders would receive an aggregate of approximately $20 million in cash and equity of the combined company, and the Company would spin off its data center joint venture interest and its beneficial ownership interest in AI Acquisition into a new company that is intended to be publicly listed. See “Subsequent Events—Reverse Takeover Letter of Intent” below.

Sale of HondaJet Aircraft.

In May 2026, the Company, through its subsidiary Galilee 1 SPV LLC, exercised its purchase option under an aircraft lease dated November 23, 2021 with respect to a 2020 Honda Aircraft Company LLC model HA-420 aircraft (manufacturer’s serial number 42000181, FAA registration number N211PJ) and sold the aircraft, with the sale closing on May 7, 2026 at a sales price of $3,450,000. Consistent with the Company’s revenue recognition policy for aircraft sales, the sale is presented on a gross basis, with aircraft sale revenues of $3,454,913 (including the reimbursement of $2,913 of repositioning costs) and related cost of revenues of $3,358,863 recorded in the Company’s consolidated statements of operations, resulting in a gain of $96,050 on the sale during the three and six months ended June 30, 2026. In connection with the exercise of the purchase option and the sale, the related operating lease was terminated and the associated right-of-use asset and operating lease liability were derecognized, with no lease-termination gain or loss embedded in the gain on the sale.

Reverse Stock Split.

On March 9, 2026, the Company’s Board of Directors approved a 1-for-200 reverse stock split of the Company’s issued and outstanding common stock, which became effective at 12:01 a.m. Eastern Time on April 8, 2026 (the “Reverse Stock Split”). On the effective date, every 200 shares of common stock issued and outstanding were combined into one issued share of common stock, and no fractional shares were issued, with stockholders otherwise entitled to fractional shares receiving a cash payment in lieu thereof. The Company’s common stock began trading on a split-adjusted basis on April 8, with a new CUSIP number. Proportional adjustments were made to the Company’s outstanding employee stock options and the GEM Warrant, which were the only options, warrants or other convertible securities of the Company outstanding, and to the shares issuable under its equity compensation plans. The Company effected the Reverse Stock Split to, among other things, regain compliance with the Nasdaq Stock Market LLC’s continued listing rules requiring a minimum bid price of at least $1.00 per share. All share and per-share amounts in this Quarterly Report have been retroactively adjusted to give effect to the Reverse Stock Split.

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

On July 2, 2025, the Company entered into the Contribution Agreement with Consensus Core and Convergence Compute LLC, a Delaware limited liability company (“Convergence Compute”), pursuant to which the Company contributed $300,000 to Convergence Compute in the first closing of the transactions contemplated by the JV Agreement and acquired a 0.5% equity interest in Convergence Compute. Upon the completion of certain data center project milestones, each of the Company and Consensus Core will make additional contributions to Convergence Compute and will receive additional equity interests in Convergence Compute and its subsidiaries.

Pursuant to the Contribution Agreement, the Company will contribute up to an aggregate $20 million to Convergence Compute in five tranches, with the obligation to deliver each tranche tied to specific project development milestones identified in the Contribution Agreement. Consensus Core contributed 100% of the equity interests of its data center project located in Midwestern Canada (the “Midwest Project”) to Convergence Compute at the second closing under the Contribution Agreement and contributed 100% of the equity interests of its data center project located in Maritime Canada (the “Maritime Project”) to Convergence Compute at the third closing under the Contribution Agreement. In consideration for such contributions, the Company and Consensus Core each received a 17.5% equity interest in the Midwest Project upon the second closing and a 17.5% equity interest in the Maritime Project upon the third closing. The Company will also receive an additional 0.5% equity interest in Convergence Compute upon each additional closing, for an aggregate equity interest of up to 2.5% if all five tranches are consummated.

During the three months ended March 31, 2026, the second and third project milestones under the Contribution Agreement were met, and the Company acquired an additional 1% equity interest in Convergence Compute, reflecting an incremental 0.5% equity interest upon the achievement of each of the second and third milestones. As a result, as of June 30, 2026, the Company held an aggregate 1.5% equity interest in Convergence Compute, a 17.5% equity interest in the Midwest Project, and a 17.5% equity interest in the Maritime Project.

The Company’s funding of its contribution obligations under the Contribution Agreement is determined on a schedule that is separate from the achievement of the related project milestones. The Company’s contribution obligation associated with the third milestone was $2.0 million, of which $665,000 had been funded as of March 31, 2026, at which date the Company had contributed a total of $2.7 million under the Contribution Agreement. During the three months ended June 30, 2026, the Company funded an additional $1.2 million toward the third-milestone obligation, consisting of $600,000 funded on April 3, 2026, $300,000 funded April 28, 2026, and $300,000 funded on May 29, 2026, bringing the Company’s total contributions under the Contribution Agreement to $3.9 million as of June 30, 2026. The Company funded the remaining $135,000 of the third-milestone obligation on July 17, 2026, thereby fully funding that obligation.

Results of Operations

The following table sets forth our results of operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenues	$5,320,145	$2,225,900	$7,001,381	$5,700,538

Cost of revenues	5,503,893	2,336,200	7,419,352	5,926,352

Gross loss	(183,748)	(110,300)	(417,971)	(225,814)

Operating Expenses:
General and administrative (including stock-based compensation of $64,382, $763,132, $128,764, and $1,314,068, respectively)	2,154,127	2,246,980	4,379,989	4,899,407
Sales and marketing	289,347	81,601	595,734	376,009
Research and development	55,484	41,044	154,564	149,968
Total operating expenses	2,498,958	2,369,625	5,130,287	5,425,384

Operating loss	(2,682,706)	(2,479,925)	(5,548,258)	(5,651,198)

Other income:
Other income	7,035	94,902	97,485	96,371
Unrealized gain on other investments	399,000	-	493,000	-
Total other income	406,035	94,902	590,485	96,371

Loss before provision for income taxes	(2,276,671)	(2,385,023)	(4,957,773)	(5,554,827)

Provision for income taxes	-	-	-	-

Net Loss	$(2,276,671)	$(2,385,023)	$(4,957,773)	$(5,554,827)

Weighted average shares outstanding - basic and diluted	1,326,189	12,918	866,305	11,579
Net loss per share - basic and diluted	$(1.72)	$(184.63)	$(5.72)	$(479.73)

Three Months Ended June 30, 2026 and 2025

Revenues

Revenues for the second quarter of 2026 totaled $5.3 million, a $3.1 million increase from second quarter of 2025 revenues of approximately $2.2 million, and were comprised of $506,000 in services revenue from the management of customers’ aircraft, $1.3 million of revenues related to our software app and Cirrus charter services, $84,000 in jet card revenue for hours flown and other charges based on hours flown, and $3.5 million from the sale of a HondaJet aircraft, as described above under “Recent Developments—Sale of HondaJet Aircraft.”

The increase was primarily attributable to the $3.5 million gross revenue recognized on the sale of the N211PJ HondaJet aircraft, partially offset by the continued wind-down of the Company’s fractional and jet card business in anticipation of the closing of the Transactions with flyExclusive. Excluding the aircraft sale, recurring revenues from services, software app, Cirrus charter and jet card activity decreased period-over-period, consistent with the planned wind-down of those legacy business operations. With the closing of the Transactions with flyExclusive in July 2026 we will cease to generate revenues from our legacy jet card and fractional programs.

The following table sets forth a breakout of revenue components by subcategory for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
	2026	2025

Software App and Cirrus Charter	$1,274,563	$1,271,695
Jet Card and Fractional Programs	84,498	421,306
Management and Other Services	506,171	532,899
Fractional/Whole Aircraft Sales	3,454,913	-
	$5,320,145	$2,225,900

The Company recognized approximately $1.0 million in revenue related to app-generated services and software revenues related to charter bookings made through its software app in the second quarter of 2026, compared to $806,000 in the second quarter of 2025, reflecting increased charter bookings on the platform.

The Company recognized $506,000 in service revenue in the second quarter of 2026, compared to $532,899 in the second quarter of 2025, relating to reduced flying by the owners of the Company’s managed aircraft.

During the second quarter of 2026, the Company recognized approximately $84,000 of revenue for 12.7 flight hours flown or forfeited, as well as additional charges. Prepaid flight hours are recognized as revenue as the flight hours are used or forfeited. At June 30, 2026, the Company had recorded deferred revenue of approximately $143,000 on its consolidated balance sheet representing prepaid flight hours for which the related travel had not yet occurred.

In the second quarter of 2025, the Company did not sell any prepaid flight hours and recognized $421,306 of revenue for 75 flight hours flown or forfeited, as well as additional charges.

The decrease in flight hours flown period over period is a direct result of the Company winding-down certain of its operations while planning and preparing for the sale of the Company’s aviation assets to flyExclusive.

The following table details the flight hours sold and flown or forfeited, as well as the associated deferred revenues and recognized revenues, respectively, and additional charges for the three months ended June 30, 2026 and 2025:

	For the 3 months ended June 30
	2026	2025
Deferred revenue at the beginning of the period	$465,365	$1,282,397
Prepaid flight hours sold
Amount	$-	$-
Total Flight Hours	0	0

Prepaid flight hours flown
Amount	$70,754	$410,280
Total flight hours	12.7	75.0

Additional charges	$13,744	$11,026
Total flight hour revenue	$84,498	$421,306
Deferred revenue at the end of the period	$269,813	$647,857

(1)	Deferred revenue at December 31, 2025 and 2024 also includes $184,046 and $212,278, respectively, with respect to customer prepayments associated with software app transactions and $315 and $16,233, respectively, with respect to customer prepayments associated with management and other services revenue.
(2)	Deferred revenue at June 30, 2026 and 2025 also includes $126,493 and $130,764, respectively, with respect to customer prepayments associated with software app transactions and $315 and $16,233, respectively, with respect to customer prepayments associated with management and other services revenue.

In addition to its software app and jet card revenues, the Company also historically has generated revenue through the direct chartering of its HondaJet aircraft by Cirrus, which contributed Cirrus charter revenue of approximately $289,000 in the second quarter of 2026, compared to $465,000 in the second quarter of 2025, reflecting the continued wind-down of the Company’s flight operations and the May 2026 sale of the N211PJ HondaJet.

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

In the second quarter of 2026, the Company operated a reduced fleet as compared to the second quarter of 2025, reflecting the continued wind-down of its aviation operations in anticipation of the sale of its aviation business and the May 2026 sale of the N211PJ HondaJet.

As a result of the decrease in Cirrus charter flight activity, costs related to the operation of these aircraft and payments to Cirrus for their management and maintenance of our fleet decreased to approximately $959,000 in the second quarter of 2026, from approximately $1.6 million in the second quarter of 2025, of which aircraft lease payments were approximately $181,000 and $323,000, respectively. The Company also incurred third-party charter costs (including subcharter costs) of approximately $1.1 million in the second quarter of 2026, compared to approximately $624,000 in the second quarter of 2025, reflecting both increased reliance on third-party operators as the Company’s owned fleet wound down and increased app-generated services. Merchant fees and federal excise tax relating to charter flights were approximately $80,000 and $71,000 in the second quarter of 2026 and 2025, respectively.

In total, it cost approximately $2.1 million to operate the Company’s aircraft in the second quarter of 2026 (before giving effect to the aircraft sale discussed below), compared to $2.3 million to operate five aircraft in the second quarter of 2025. Cost of revenues for the second quarter of 2026 also included $3.4 million related to the HondaJet aircraft sold, comprising the aircraft’s carrying amount and repositioning costs, resulting in a gain on sale of $96,000.

Gross loss

The resulting gross loss totaled approximately $184,000 for the second quarter of 2026, compared to a gross loss of approximately $110,000 for the second quarter of 2025. The gross loss for the second quarter of 2026 includes the $96,000 net gain on the HondaJet sale described above.

Total Operating Expenses

In the second quarter of 2026, the Company’s total operating expenses increased by approximately $129,000 over the prior year comparable period. Excluding non-cash stock-based compensation of $64,000 and $763,000 in the second quarter of 2026 and 2025, respectively, general and administrative expenses increased by approximately $606,000, primarily due to increases of approximately $220,000 in payroll costs, $101,000 in legal fees, $175,000 in consulting fees, $99,000 in Delaware franchise tax, and $52,000 in regulatory fees, a significant portion of the increases related to the flyExclusive transaction and the Company’s strategic transition, partially offset by a decrease of approximately $43,000 in director and officer insurance expense and lower accounting expenses of $29,000.

The Company’s sales and marketing expenses were $289,000 in the second quarter of 2026, compared to $82,000 in the second quarter of 2025, an increase of approximately $208,000 attributable to increased advertising and marketing spend of approximately $165,000 and online advertising spend of approximately $45,000, partially offset by a decrease of approximately $2,000 in conference and event expenses.

Research and development expenses were $55,000 in the second quarter of 2026, compared to $41,000 in the second quarter of 2025.

Operating Loss

As a result of all of the above, in the second quarter of 2026 the Company recognized an operating loss of approximately $2.7 million, compared to an operating loss of approximately $2.5 million in the second quarter of 2025.

Other Income

During the second quarter of 2026, the Company recognized approximately $0.4 million in other income, as compared to other income of approximately $95,000 in the second quarter of 2025. Other income, for the second quarter of 2026, included an unrealized gain of $399,000 from the change in fair value of the Company’s beneficial interest in AI Acquisition (see “Investment in AIIA Sponsor” below).

Net Loss

The Company recorded a net loss of approximately $2.3 million for the second quarter of 2026, compared to a net loss of approximately $2.4 million for the second quarter of 2025.

Net loss per share — basic and diluted was $(1.72) and $(184.63), respectively, for the second quarter of 2026 and 2025, based on weighted average shares outstanding of 1,326,189 and 12,918, respectively, in each case as adjusted to give effect to the Reverse Stock Split.

Six Months Ended June 30, 2026 and 2025

Revenues

Revenues for the first six months of 2026 totaled approximately $7.0 million, a $1.3 million increase from revenues of approximately $5.7 million in the first six months of 2025, and were comprised of approximately $1.2 million in services revenue from the management of customers’ aircraft, $2.2 million of revenues related to our software app and Cirrus charter services, $143,000 in jet card revenue for hours flown and other charges based on hours flown, and $3.5 million from the sale of a HondaJet aircraft in May 2026.

The increase was primarily attributable to the $3.5 million gross revenue recognized on the May 2026 sale of the N211PJ HondaJet, partially offset by the continued wind-down of the Company’s fractional and jet card business. Excluding the aircraft sale, recurring revenues decreased $2.2 million period-over-period: the Company recognized approximately $1.2 million in service revenue from the management of customers’ aircraft in the first six months of 2026, compared to $1.8 million in the first six months of 2025, and $143,000 in jet card revenue, compared to $765,000 in the first six months of 2025.

The following table sets forth a breakout of revenue components by subcategory for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	2026	2025

Software App and Cirrus Charter	$2,235,693	$3,121,645
Jet Card and Fractional Programs	143,164	764,651
Management and Other Services	1,167,611	1,814,242
Fractional/Whole Aircraft Sales	3,454,913	-
	$7,001,381	$5,700,538

The Company recognized approximately $1.3 million in revenue related to app-generated services and software revenues related to charter bookings made through its software app in the first six months of 2026, compared to $1.8 million in the first six months of 2025, reflecting reduced charter bookings on the platform.

The Company recognized $1.2 million in service revenue in the first six months of 2026, compared to $1.8 million in the first six months of 2025, relating to reduced flying by the owners of the Company’s managed aircraft.

During the first six months of 2026, the Company recognized approximately $143,000 of revenue for 20.7 flight hours flown or forfeited, as well as additional charges. Prepaid flight hours are recognized as revenue as the flight hours are used or forfeited. At June 30, 2026, the Company had recorded deferred revenue of approximately $143,000 on its consolidated balance sheet representing prepaid flight hours for which the related travel had not yet occurred.

In the first six months of 2025, the Company sold 20 prepaid flight hours for $116,000 and recognized $765,000 of revenue for 127 flight hours flown or forfeited, as well as additional charges.

The decrease in flight hours flown period over period is a direct result of the planned sale of the Company’s aviation assets to flyExclusive.

The following table details the flight hours sold and flown or forfeited, as well as the associated deferred revenues and recognized revenues, respectively, and additional charges for the six months ended June 30, 2026 and 2025:

	For the 6 months ended June 30
	2026	2025
Deferred revenue at the beginning of the period	$443,126	$1,319,746
Prepaid flight hours sold
Amount	$-	$116,000
Total Flight Hours	0	20

Prepaid flight hours flown
Amount	$115,760	$706,376
Total flight hours	20.7	127.0

Additional charges	$27,404	$58,275
Total flight hour revenue	$143,164	$764,651
Deferred revenue at the end of the period	$269,813	$647,857

(1)	Deferred revenue at December 31, 2025 and 2024 also includes $184,046 and $212,278, respectively, with respect to customer prepayments associated with software app transactions and $315 and $16,233, respectively, with respect to customer prepayments associated with management and other services revenue.
(2)	Deferred revenue at June 30, 2026 and 2025 also includes $126,493 and $130,765, respectively, with respect to customer prepayments associated with software app transactions and $315 and $16,233, respectively, with respect to customer prepayments associated with management and other services revenue.

In addition to its software app and jet card revenues, the Company also historically has generated revenue through the direct chartering of its HondaJet aircraft by Cirrus, which contributed Cirrus charter revenue of approximately $858,000 in the first six months of 2026, compared to $1.3 million in the first six months of 2025, reflecting the continued wind-down of the Company’s flight operations and the May 2026 sale of the N211PJ HondaJet.

Cost of revenues

Our cost of revenue is comprised of payments to Cirrus for the maintenance and management of our fleet aircraft, commissions to Cirrus for arranging charters on our aircraft, aircraft lease expense, federal excise tax relating to jet card and third-party charters, and payments to third-party aircraft operators. Costs related to the operation of these aircraft and payments to Cirrus for their management and maintenance of our fleet were approximately $2.2 million in the first six months of 2026, compared to approximately $4.4 million in the first six months of 2025, of which aircraft lease payments were approximately $502,000 and $648,000, respectively. The Company also incurred third-party charter costs of approximately $1.7 million in the first six months of 2026, compared to approximately $1.4 million in the first six months of 2025. Merchant fees and federal excise tax relating to charter flights were approximately $114,000 and $159,000 in the first six months of 2026 and 2025, respectively. In total, it cost approximately $7.4 million to operate the Company’s aircraft in the first six months of 2026 (including $3.4 million of cost of revenues related to the HondaJet aircraft sold), compared to $5.9 million to operate five aircraft in the first six months of 2025, reflecting reduced flight activity and the May 2026 sale of the N211PJ HondaJet.

Gross loss

The resulting gross loss totaled approximately $418,000 for the first six months of 2026, compared to a gross loss of approximately $226,000 for the first six months of 2025. The gross loss for the first six months of 2026 includes the $96,000 net gain on the HondaJet sale described above.

Total Operating Expenses

In the first six months of 2026, the Company’s total operating expenses decreased by approximately $295,000 to $5.1 million, compared to slightly above $5.4 million in the first six months of 2025. Excluding non-cash stock-based compensation of $129,000 and $1.3 million in the first six months of 2026 and 2025, respectively, general and administrative expenses increased by approximately $666,000, primarily due to increases of approximately $276,000 in legal fees, $209,000 in consulting fees, $96,000 in Delaware franchise tax, $119,000 in regulatory fees, and $40,000 in accounting fees, a significant portion of the increase related to the flyExclusive transaction and the Company’s strategic transition to an AI infrastructure business plan, partially offset by decreases of approximately $50,000 in board of advisors fees and $43,000 in director and officer insurance expense.

The Company’s sales and marketing expenses were $596,000 in the first six months of 2026, compared to $376,000 in the first six months of 2025, an increase of approximately $220,000 attributable to increases of approximately $85,000 in advertising and marketing spend, $78,000 in online advertising, and $57,000 in conference and event expenses, reflecting increased business development activity related to the Company’s strategic transition. Research and development expenses were $155,000 in the first six months of 2026, compared to $150,000 in the first six months of 2025.

Operating Loss

As a result of the foregoing, in the first six months of 2026 the Company recognized an operating loss of approximately $5.5 million, compared to an operating loss of approximately $5.7 million in the first six months of 2025.

Other Income

In the first six months of 2026, the Company recorded approximately $0.6 million of other income, compared to net other income of approximately $96,000 in the first six months of 2025. Other income for the first six months of 2026 included an unrealized gain of $493,000 from the change in fair value of the Company’s beneficial interest in AI Acquisition.

Net Loss

The Company recorded a net loss of approximately $5.0 million for the first six months of 2026, compared to $5.6 million for the first six months of 2025. Net loss per share — basic and diluted was $(5.72) and $(479.73) for the first six months of 2026 and 2025, respectively, based on weighted average shares outstanding of 866,305 and 11,579, respectively, in each case as adjusted to give effect to the Reverse Stock Split.

Liquidity and Capital Resources

Overview

As of June 30, 2026, our cash and cash equivalents totaled approximately $10.6 million. Current assets exceeded current liabilities by approximately $8.8 million, including approximately $270,000 in deferred revenue, which will be recognized as revenue upon the utilization or forfeiture of prepaid flight hours. Deferred revenue of approximately $143,000 relating to prepaid flight hours under the jet card program was transferred to SpinCo on July 13, 2026.

During the six months ended June 30, 2026, the Company raised approximately $27.7 million in gross proceeds from sales of common stock under its at-the-market sales agreement.

We have historically incurred negative cash flows from operations and significant operating losses, resulting in an accumulated deficit of approximately $52.9 million as of June 30, 2026. Following the closing of the flyExclusive transaction in July 2026, our continuing focus is on high-performance GPU infrastructure and AI cloud services, our data center joint venture, and matters related to our beneficial interest in AI Acquisition. We expect to incur operating losses for at least the next 12 months. To fund operations, we plan to utilize cash generated by our remaining operations together with cash on hand and funds from potential sales of equity or debt securities. Contractual limitations may restrict certain funding options, and further equity issuances may adversely affect our stock price and ability to raise capital.

Of the Company’s cash and cash equivalents of approximately $10.6 million as of June 30, 2026, which reflected the Company’s consolidated financial position prior to the closing of the flyExclusive transaction, the Company transferred $5.3 million of cash to SpinCo in connection with the closing on July 13, 2026, together with its aircraft-related assets, its $5.3 million of VERSO Capital equity certificates that track shares of SpaceX, and the other assets and liabilities of the fractional and jet card business, as part of the Separation. Following the closing, the Company retained its interest in the data center joint venture and its beneficial interest in AI Acquisition, as well as its aviation software. See “Subsequent Events—flyExclusive Transaction” below.

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

During the six months ended June 30, 2026, on April 8, 2026, the Company completed a subscription for 8,347 equity certificates in VERSO Capital 2 SCSP for an aggregate subscription price of $5.3 million, inclusive of a 5% subscription fee of $250,000. The subscription was funded from the Company’s cash on hand and reduced our available liquidity by a corresponding amount.

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

Conversions of Series B Preferred Stock; Warrant Exercises

Starting in October 2024, and through the first quarter of 2026, Ionic converted in full the 150 shares of Series B Preferred Stock issued at the initial closing, the 50 additional shares of Series B Preferred Stock issued in connection with a letter agreement entered into in September 2024, and all 1,500 shares of Series B Preferred Stock issued pursuant to the full exercise of the Ionic Warrant. Those conversions, in total, resulted in the issuance of 218,979 shares of Common Stock (as adjusted to give effect to the reverse stock split).

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

During the six months ended June 30, 2026, Ionic sold an additional 50,647 shares pursuant to Rule 144. Ionic no longer holds any shares of our Series B Preferred Stock or common stock.

During the six months ended June 30, 2026, Hexstone Capital, LLC (who was assigned certain rights or shares by Ionic) sold an aggregate of 150,206 shares of our common stock, comprised of: (i) 9,000 shares sold under our registration statement on Form S-3 (Reg. No. 333-289982); and (ii) 141,206 shares sold pursuant to Rule 144. As of December 31, 2025, Hexstone held 450 shares of our Series B Preferred Stock. Hexstone no longer holds any shares of our Series B Preferred Stock.

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

As of June 30, 2026, the fair value of the Sponsor Equity Interest was $17,630,000, as determined using a probability weighted expected return method as described in Note 4 to the consolidated financial statements in this Report. During the three and six months ended June 30, 2026, the Company recognized an unrealized gain of $399,000 and $493,000, respectively, in other income related to the change in fair value of this investment.

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

At the Market Offering

On November 21, 2025, we put an ATM (“At the Market”) program in place to allow us to sell shares of our common stock under that program from time to time through Maxim Group LLC (“Maxim”) as agent in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $10.0 million (the “ATM Program”). The ATM Program was amended in January 2026 to increase the amount that may be sold under the ATM Program to $50.0 million (subject to any limitations imposed under SEC rules). The Equity Distribution Agreement provides that Maxim is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. During the six months ended June 30, 2026, we sold shares of our common stock under the ATM Program for aggregate gross proceeds of approximately $27.7 million and net proceeds of approximately $26.9 million after commissions and sale expenses. Sales under the ATM Program were a principal source of the increase in the Company’s shares of common stock outstanding during the period. See Note 10 (Subsequent Events) for additional shares issued after June 30, 2026. We expect to continue to utilize the ATM Program to fund a portion of our obligations and working capital needs.

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

On August 10, 2023, the Company issued GEM a warrant (as subsequently amended, the “GEM Warrant”) granting it the right to purchase up to 6% of the outstanding common stock of the Company on a fully diluted basis as of the date of listing of our common stock on Nasdaq. Accordingly, the warrant exercise price was $42.23 per share as of June 30, 2026. The warrant may be exercised by payment of the per share amount in cash or through a cashless exercise.

The Company did not effect any draw downs under this agreement in 2025 or in the six months ended June 30, 2026, and does not expect to effect any drawdowns in the remainder of 2026.

Cash Flows for the Six Months Ended June 30, 2026 and 2025

As of June 30, 2026, the Company’s cash and equivalents were approximately $10.6 million.

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(5,698,607)	$(4,984,900)
Net cash used in investing activities	(8,350,000)	(1,676,995)
Net cash provided by financing activities	22,837,718	9,055,000
Net increase in cash and cash equivalents	$8,789,111	$2,393,105

Cash Flow from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was approximately $5.7 million compared to approximately $5.0 million for the six months ended June 30, 2025. The cash outflow from operating activities in the 2026 period primarily consisted of our net loss, net of non-cash charges, and changes in operating assets and liabilities associated with the wind-down of the Company’s aviation operations.

Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was approximately $8.4 million, primarily relating to $3.1 million of contributions to the joint venture and $5.3 million for the Verso equity certificates investment, as compared to net cash used in investing activities of approximately $1.7 million for the six months ended June 30, 2025, which primarily related to a deposit on our aircraft purchase agreement with Textron.

Cash Flow from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was approximately $22.8 million, primarily driven by gross proceeds of approximately $27.7 million from the sale of common stock under the At the Market Program, partially offset by offering costs of $4.9 million. Net cash provided by financing activities for the six months ended June 30, 2025 was approximately $9.1 million.

Aircraft Financing Arrangements

In November 2021 and April 2022, the Company entered into two separate five-year leasing arrangements for the acquisition of two of its HondaJet Elite aircraft. At any time during their term, the Company had the option to purchase either aircraft from the lessor at the aircraft’s fair market value at that time. The leasing arrangements also required the Company to hold a combined liquidity reserve of $500,000 in a separate bank account pledged as security to the lessor, which the Company recorded as restricted cash on its balance sheet, as well as a maintenance reserve of approximately $690,000 for each leased aircraft, which was held by the lessor in the event the lessor determines that the relevant aircraft is not being maintained in accordance with the lease requirements or to prevent deterioration of the aircraft. Events of default under the leasing arrangements included, among other things, failure to make the monthly payments (with a 10-day cure period), default on other indebtedness, breaches of covenants related to insurance and maintenance requirements, change of control or merger, insolvency and a material adverse change in the Company’s business, operations or financial condition. Please see Note 5 to the Company’s financial statements for the six months ended June 30, 2026 for a further description of these leasing arrangements.

In May 2026, in connection with the sale of the N211PJ HondaJet aircraft, the Company exercised its purchase option under the November 23, 2021 aircraft lease, and the related operating lease was terminated and the associated right-of-use asset and lease liability were derecognized. In addition, the Company received a refund of $690,000 in maintenance deposits, and $500,000 of restricted cash was released from restriction. As of June 30, 2026, future minimum lease payments under the Company’s remaining operating leases totaled $0.

Critical Accounting Estimates

Going Concern and Management Plans

The Company has limited operating history and has incurred losses from operations since its inception. These matters raise concern about the Company’s ability to continue as a going concern.

During the next twelve months, the Company intends to fund its operations with funds from its operations that were retained after the Spin-Off, cash on-hand, as well as proceeds from other prospective financing arrangements. The Company also has the ability to reduce cash burn to preserve capital. There are no assurances, however, that management will be able to raise capital on terms acceptable to the Company. If the Company is unable to obtain sufficient amounts of additional capital, the Company may be required to reduce the near-term scope of its planned development and operations, which could delay implementation of the Company’s business plan and harm its business, financial condition and operating results. The consolidated balance sheets do not include any adjustments that might result from these uncertainties.

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the fair value of the Sponsor Equity Interest and the fair value of options and warrants granted. Although considerable variability is likely to be inherent in these estimates, management believes that the amounts provided are reasonable.

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

Stock-Based Compensation

The Company accounts for stock awards under ASC 718, Compensation – Stock Compensation. Under ASC 718, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite vesting period or over the nonemployee’s period of providing goods or services. The fair value of each stock option or warrant award is estimated on the date of grant using the Black-Scholes option valuation model. As of June 30, 2026, there was approximately $63,000 in unrecognized stock-based compensation.

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

In May 2025, the Company entered into the Merger Agreement with flyExclusive for the sale of the Company’s aviation business assets in an all-stock transaction, which closed on July 13, 2026. Following the closing, the Company’s continuing focus is on high-performance GPU infrastructure and AI cloud services, its data center joint venture and its beneficial interest in AI Acquisition. The Company’s near-term prospects will also be materially influenced by the proposed reverse takeover transaction and contemplated spin-off described under “Subsequent Events” below. This strategic transition is expected to materially change the Company’s revenue composition, cost structure, and operating profile in future periods.

Subsequent Events

flyExclusive Transaction

On July 13, 2026, the Company completed the merger transaction with flyExclusive following stockholder approval at the Company’s July 2, 2026 reconvened Special Meeting of Stockholders and the satisfaction of the remaining closing conditions. Jet.AI stockholders of record as of the close of business on July 6, 2026 were entitled to receive, on a pro rata basis, all of the outstanding shares of SpinCo, at a ratio of one share of SpinCo common stock for each share of the Company’s common stock. The distribution was completed on July 13, 2026, immediately prior to the Merger, and the distributed SpinCo shares converted into the right to receive the merger consideration, while holders retained their existing shares of the Company’s common stock.

At the effective time of the Merger, the outstanding shares of SpinCo common stock were automatically converted into the right to receive an aggregate of 7,096,115 shares of flyExclusive Class A common stock (the “Merger Consideration Shares”), consisting of (i) 5,676,892 shares issued at closing, based on an exchange ratio of approximately 2.9002 shares of flyExclusive Class A common stock for each share of SpinCo common stock (the “Closing Shares”), and (ii) 1,419,223 shares, based on an exchange ratio of approximately 0.7251 shares of flyExclusive Class A common stock for each share of SpinCo common stock (the “Reserve Shares”), representing approximately 80% and 20% of the Merger Consideration Shares, respectively. The aggregate number of Merger Consideration Shares was determined based on an initial purchase price at closing of $16,175,595, which reflects an Applicable Premium Percentage of 115%.

In connection with the closing, on July 13, 2026 the parties entered into Amendment No. 5 to the Merger Agreement, which provides for certain adjustments to the calculation of the final purchase price in connection with a potential post-closing disposition by flyExclusive of certain SpinCo assets. The Reserve Shares are being held in reserve by flyExclusive until the final purchase price is determined following the closing, which is expected to occur within 120 days after the closing. If the final purchase price is greater than or equal to the initial purchase price, all of the Reserve Shares will be issued to the Company’s stockholders on a pro rata basis with such issuance intended to be delivered to holders of record as of July 6, 2026; if the final purchase price is less than the initial purchase price, a portion of the Reserve Shares (valued at $2.2795 per share, representing the volume-weighted average closing price of the flyExclusive Class A common stock for the 30 consecutive trading days ended July 8, 2026) equal to the shortfall will be forfeited. In addition, if the final purchase price exceeds the initial purchase price by at least $50,000, flyExclusive will issue additional shares of flyExclusive Class A common stock of up to 20% of the Merger Consideration Shares.

Unaudited pro forma condensed consolidated financial information giving effect to the Separation and the Distribution, prepared in accordance with Article 11 of Regulation S-X and giving effect to the transactions as if they had occurred on March 31, 2026 (for balance sheet purposes) and as of January 1, 2025 (for statement of operations purposes), is filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2026.

Reverse Takeover Letter of Intent

On July 15, 2026, the Company announced that it had entered into the non-binding LOI to effect a reverse takeover transaction (the “Transaction”) with a privately held operating company (the “Counterparty”), valuing the Counterparty at approximately $300 million. Upon completion of that transaction, the LOI contemplates that the combined company would be valued at approximately $320 million, with the Company’s stockholders expected to receive approximately $20 million of cash and stock consideration, representing approximately $10 per share of additional value based on the Company’s shares outstanding as of July 15, 2026. The identity of the Counterparty and additional commercial terms remain confidential pending completion of due diligence and the negotiation and execution of definitive transaction documents.

As a condition of the Transaction, the Company would spin off its data center joint venture and its beneficial ownership interest in AI Acquisition into a newly formed, independent public company, the shares of which would be distributed to the Company’s existing shareholders through a distribution expected to be registered with the SEC. The parties are striving to announce a definitive agreement within approximately 90 days of the LOI and to target a closing before the end of 2026.

The LOI is non-binding and does not obligate either party to consummate the Transaction. Completion of the Transaction remains subject to, among other things, the satisfactory completion of due diligence, the negotiation and execution of definitive agreements, and the receipt of all required board, stockholder and regulatory approvals, including compliance with applicable Nasdaq listing requirements. There can be no assurance that definitive agreements will be executed or that the Transaction, or the contemplated spin-off, will be completed on the terms described, or at all.

Equity Issuances

Subsequent to June 30, 2026 and through July 30, 2026, the Company issued an aggregate of 1,831,730 additional shares of common stock, primarily through sales under the ATM Program and, to a lesser extent, in satisfaction of certain advisory fees and equity awards. As a result, the total number of shares of common stock outstanding increased to 3,557,521 as of July 30, 2026. The Company expects to continue to issue shares under the ATM Program following the date of this Quarterly Report.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Interim Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our Interim Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the periods covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on June 30, 2026 covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 6, 2026 (the “Annual Report”), and subsequent reports we have filed with the SEC since that date. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

With the Spin-Off having been effected on July 13, 2026, and the closing of the Merger effected shortly thereafter, the Company no longer owns or operates its former fractional and jet card business. As a result, the risk factors identified under the subheading “Risks Related to Our Legacy Charter Business Operating Environment” in Item 1A of the Annual Report are not expected to apply the Company and its business plan on a go-forward basis.

Future business combinations and acquisition transactions, if any, as well as the recently closed Merger with flyExclusive, may not succeed in generating the intended benefits and may adversely affect our business.

Particularly after effecting the Spin-Off in July 2026 and closing the Merger, a component of our strategy is to evaluate strategic transactions or relationships from time to time. The inability of the Company to successfully identify and execute on a strategic transaction, or otherwise integrate acquired businesses or technologies, and any related diversion of management’s attention, could have a material adverse effect on our business, operating results and financial condition. Executing on any acquisitions or strategic transactions may require various closing conditions on the parties and may be subject to regulatory review and approval requirements by governmental entities, or ultimately be prohibited. There is no assurance that we will be able to complete the transactions contemplated by the non-binding LOI we entered into in July 2026, or otherwise execute on other strategic transactions of a similar nature.

Business combinations and other strategic transactions may have a direct adverse effect on our financial condition, results of operations, liquidity or stock price. To complete acquisitions, strategic transactions or other business combinations, we may have to use cash, issue new equity securities with dilutive effects on existing stockholders, take on new debt, assume contingent liabilities or amortize assets or expenses in a manner that might have a material adverse effect on our balance sheet, results of operations or liquidity. These and other potential negative effects of an acquisition transaction could prevent us from realizing the benefits of such transaction and have a material adverse impact on our stock price, financial condition, results of operations and liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2026 the Company did not issue any equity securities in transactions that were not registered under the Securities Act of 1933, as amended, except in connection with transactions that were previously reported or disclosed in a report filed by the Company with the Securities and Exchange Commission.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities by the Company or its affiliates during the quarter ended June 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended June 30, 2026, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

During the quarter ended June 30, 2026, there were no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

During the quarter ended June 30, 2026, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

2.5

Amendment No. 4 to Amended and Restated Agreement and Plan of Merger and Reorganization, dated February 11, 2026, between Jet.AI Inc., flyExclusive, Inc., FlyX Merger Sub, Inc., and Jet.AI SpinCo, Inc. (incorporated by reference to Exhibit 2.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on February 12, 2026).

2.6

Amendment No. 5 to Amended and Restated Agreement and Plan of Merger and Reorganization, dated July 13, 2026, between Jet.AI Inc., flyExclusive, Inc., FlyX Merger Sub, Inc., and Jet.AI SpinCo, Inc. (incorporated by reference to Exhibit 2.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on July 17, 2026).

3.1	Certificate of Incorporation of Jet.AI Inc., as amended through November 12, 2024 (incorporated by reference to Exhibit 3.1 of Jet.AI’s Annual Report on Form 10-K for the year ended December 31, 2025).
3.2	Certificate of Designation of the Series A Convertible Preferred Stock of Jet.AI Inc., as amended through July 15, 2024 (incorporated by reference to Exhibit 3.2 of Jet.AI’s Annual Report on Form 10-K for the year ended December 31, 2025).
3.3	Certificate of Designation of the Series A-1 Convertible Preferred Stock of Jet.AI Inc., dated August 10, 2023 (incorporated by reference to Exhibit 3.3 of Jet.AI’s Current Report on Form 8-K filed with the SEC on August 14, 2023).
3.4	Certificate of Designations of Series B Convertible Preferred Stock of Jet.AI Inc., as amended through February 14, 2025. (incorporated by reference to Exhibit 3.4 of Jet.AI’s Form 10-K for the year ended December 31, 2025).
3.5	Amendment No. 2 to Certificate of Designations of Series B Convertible Preferred Stock of Jet.AI Inc. (incorporated by reference to Exhibit 3.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on December 8, 2025).
3.6	Certificate of Designation of Series C Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on February 13, 2026).
3.7	Certificate of Amendment to the Certificate of Incorporation of Jet.AI Inc. (incorporated by reference to Exhibit 3.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on April 10, 2026).
3.8	Bylaws of Jet.AI Inc., as amended through August 5, 2024 (incorporated by reference to Exhibit 3.5 of Jet.AI’s Annual Report on Form 10-K for the year ended December 31, 2025).
4.1	Rights Agreement, dated as of February 13, 2026, by and between the Company and Continental Stock Transfer and Trust Company, as rights agent, which includes as Exhibit B the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on February 13, 2026).
10.1#	Equity Certificates Subscription Agreement, dated April 7, 2026, between Jet.AI Inc., VERSO Capital 2 SCSP, and Verso Management Ltd. (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on April 10, 2026).
10.2^

First Amendment to Amended and Restated Employment Agreement dated May 18, 2026, by and between the Company and Michael Winston (incorporated by reference to Exhibit 10.1 of Jet.AI’s Current Report on Form 8-K filed with the SEC on May 21, 2026).

10.3+

First Amendment to Amended and Restated Employment Agreement dated May 18, 2026, by and between the Company and George Murnane (incorporated by reference to Exhibit 10.2 of Jet.AI’s Current Report on Form 8-K filed with the SEC on May 21, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Unaudited pro forma condensed consolidated financial information giving effect to the Separation and the Distribution (incorporated by reference to Exhibit 99.3 of Jet.AI’s Current Report on Form 8-K filed with the SEC on July 17, 2026).

*	Filed herewith.
**	Furnished herewith.
+	Management contracts.
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
Date: August 14, 2026

